Form 10-Q
period 1995-10-28
AM INTERNATIONAL INC
filed 1995-12-11
CIK 2310

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended             October 28, 1995

Commission file number        I-683

                    AM International, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                          34-0054940
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

9399 W. Higgins Rd., Suite 900, Rosemont, Illinois               60018

(Address of principal executive offices)                    (Zip Code)

                    (708) 292-0600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X              No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes  X              No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       7,010,000 shares (including 1,280 treasury shares) of Registrant's Common Stock, $.01 par value, were outstanding as of December 8, 1995.

                             AM INTERNATIONAL, INC.

                                     INDEX


PART I -       Financial Information

     Item 1 -  Condensed Consolidated Statement of
               Operations for the Three Months
               Ended October 28, 1995 and October
               29, 1994

               Condensed Consolidated Balance Sheet
               as of October 28, 1995 and
               July 31, 1995

               Condensed Consolidated Statement of
               Cash Flows for the Three Months Ended
               October 28, 1995 and October 29, 1994

               Notes to Condensed Consolidated Financial
               Statements

     Item 2 -  Management Discussion and Analysis of
               Results of Operations and Financial Condition

PART II -      Other Information

     Item 1-   Legal Proceedings

     Item 4 -  Submission of Matters to a Vote of Security Holders

     Item 6 -  Exhibits and Reports on Form 8 - K


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             AM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                               Three       Three
                              Months      Months
(Dollars in thousands          Ended       Ended
except per share amounts)    October     October
                             28, 1995    29, 1994

Revenues                        $96,450   $115,982

Cost of Sales                    70,764     82,460

Gross Margin                     25,686     33,522

Operating expenses:
   Selling, general and          26,359     28,139
   administrative
   Research, development,         3,357      3,141
   and engineering

   Total Operating Expenses      29,716     31,280

Operating income (loss)         (4,030)      2,242

Non-operating income
(expense):
   Interest income                  135        228
   Interest expense             (1,294)    (1,173)
   Other expense, net             (191)      (418)

Income (loss) before taxes      (5,380)        879
Income tax (expense) benefit      1,610      (580)

Net Income (loss)              $(3,770)       $299

Net Income (loss) Per           $(0.54)      $0.04
Common Share

Weighted Average shares of
Common Stock outstanding (in      7,010      7,049
thousands)

The Notes to Condensed Consolidated Financial Statements are an intergal part of these financial statements.


                             AM INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                               October     July 31,
                                              28, 1995       1995


(Dollars in thousands, except per share amounts)

Assets:
   Current assets:
   Cash and cash equivalents                     $12,764     $19,908
   Accounts receivable, net                       67,419      86,466
   Inventories,net                                70,449      70,961
   Prepaid expenses and other assets              19,208      18,302

Total current assets                             169,840     195,637

Property, plant and equipment, net                32,739      32,662
Excess reorganization value                       31,393      27,105
Other assets, net                                 17,642      22,260
   Total assets                                 $251,614    $277,664

Liabilities and Shareholders' Equity
   Current liabilities:
   Short-term borrowings and current             $19,997     $12,764
    maturities of long-term debt
   Accounts payable                               44,686      55,343
   Service contract deferred income               20,339      23,984
   Payroll related expenses                       21,219      24,038
   Other                                          55,911      56,179
   Total current liabilites                      162,152     172,308

Long-term debt                                    19,141      23,205
Other long-term liabilities                       24,371      31,451
    Total liabilites                            $205,664    $226,964

Commitments and Contingencies (Note 4)

Shareholders' equity:
   Common stock, $.01 par value; 40 million
     shares authorized; 7,010,000
     issued as of October 28, 1995                  $160        $160
   Capital in excess of par value                 35,775      35,547
   Less: treasury stock, at cost; 1280 shares        (6)         (6)
     at October 28, 1995
   Warrants, 1,095,000 issued as of October          383         383
     28, 1995; excercise price of $18.00
   Accumulated earnings                            7,495      11,265
   Cumulative translation adjustment               2,143       3,351
   Total shareholders' equity                     45,950      50,700

   Total liabilities and shareholders' equity   $251,614    $277,664

The Notes to Consolidated Financial Statements are an integral part of these financial statements.


                             AM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                Three       Three
                                               Months       Months
                                                ended       ended
                                             October       October
                                             28, 1995      29, 1994

(Dollars in thousands)

Cash Flows from Operating Activities:
Net income (loss)                               $(3,770)        $299
Adjustments to reconcile net income to cash
flow from operating activities:
   Depreciation of property, plant and             1,047         982
   equipment
   Amortization of other assets                      449         492
   Tax benefit from operating loss                     0         156
   carryforwards
   Change in assets and liabilities:
     Accounts receivable, net                      9,481      10,017
     Inventory, net                              (3,711)     (5,652)
     Prepaids and other current assets           (1,481)       (583)
     Accounts payable and accruals              (13,111)    (13,185)
     Other, net                                  (2,872)        (43)

Cash flow from operating activities             (13,968)     (7,517)

Cash flows from investing activities:
   Capital expenditures                          (1,980)     (1,471)
   Divestitures of Operations                          0           0

Cash flow from investing activities              (1,980)     (1,471)

Cash flows from financing activities:
   Net borrowings/(payments) under short-term     10,114       1,180
   borrowing agreements
   Principal borrowings/(payments) of long-      (1,116)     (1,472)
   term debt

Cash flow from financing activities                8,998       (292)

Effect of exchange rate changes on cash            (194)         404

Increase (decrease) in cash and cash             (7,144)     (8,876)
equivalents
Cash and cash equivalents at beginning of         19,908      25,959
period

Cash and cash equivalents at end of period       $12,764     $17,083

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             AM INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share)


Note 1 - Basis of Presentation

The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

Note 2 - Borrowing Arrangements

The Company's short and long - term borrowings are comprised of the following:

                                  October    July 31,
                                  28, 1995      1995

U.S.:
   Revolving Credit Facility        $8,936          $0
   General Unsecured Claims &       20,034      21,047
   Priority Tax Claims
   Other                             2,017       1,896

          Total U.S.                30,987      22,943

Foreign:
   Belgian Bank Debt                 2,457       1,893
   French Bank Debt                  1,027         513
   Capital Leases                    4,667       9,927
   Other                                 0         693

          Total Foreign              8,151      13,026
          Consolidated             $39,138     $35,969

Classified in the Consolidated
Balance Sheet
   as follows:
   Short - term                    $19,997      $9,635
   Long - term                      19,141      27,023

          Consolidated             $39,138     $36,658


The Company maintains a $25,000 three year secured domestic Revolving Credit Facility (subject to borrowing base limitations) which expires October 13, 1996 with BT Commercial Corporation and LaSalle National Bank. The Revolving Credit Facility includes a $10,000 sub-facility for the issuance of letters of credit. As of October 28, 1995, the calculated borrowing base was approximately $18,900. As security for utilizations under the Revolving Credit Facility the Company granted a security interest and general lien upon its domestic assets excluding Sheridan Systems inventories. As of October 28, 1995 the Company had borrowings of $8,936 under the Revolving Credit Facility and was utilizing $4,572 of the facility to secure outstanding letters of credit. Interest is charged at a rate which is 1.75% in excess of the prime lending rate of Bankers Trust Company. Letter of credit fees are 2.5% per annum plus a 0.5% facing fee on standby letters of credit and 1.5% per annum on commercial documentary letters of credit. As of October 28, 1995, the interest rate was 10.5%. The agreement contains restrictive covenants limiting investments in foreign subsidiaries (which at October 28, 1995 permitted additional investments of approximately $6,700), limiting capital expenditures, restricting the payment of dividends and other payments and providing for quarterly measures of pretax net income and interest coverage, among other things. In addition, the agreement limits the Company's ability to borrow or to request letters of credit following a material adverse change. Based on the financial results for the quarter ended October 28, 1995 the Company did not comply with all of the financial covenants of its Revolving Credit Agreement. The lenders subsequently provided waivers for the covenant violations.

On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (Plan). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims has been imputed at 9% per annum. At October 28, 1995 the Company had $1,091 of restricted cash which primarily pertains to the settlement of disputed claims in accordance with the Plan.

At October 28, 1995, the Company had short - term credit facilities with groups of banks in numerous foreign countries, which in some cases are subject to borrowing base limitations, denominated in local currencies, totaling approximately $12,700 of which $6,600 was utilized. At any time the facilities may be withdrawn and payment demanded on any outstanding balance. At October 28, 1995 the various short term facilities were primarily utilized to finance working capital requirements, letters of credit and guarantees, and are generally secured by certain assets of local subsidiaries and in some cases guaranteed by the Company. Interest is based on a spread over the respective country's base lending rate. In October, 1995 the Company exited its German and Swiss subsidiaries through the filing for bankruptcy by the German subsidiary.

The German subsidiary had sustained significant operating losses and declining revenue levels. The German subsidiary had short term borrowings of $2,766 under its credit facility and $4,990 of capital lease debt.

Note 3 - Capital Structure

The Company has outstanding Warrants to purchase 1,095,000 shares of Common Stock. The Warrants are exercisable at $18.00 per share and expire on October 15, 1996. In addition, the Company's 1994 Long Term Incentive Plan provides for the issuance of 1,400,000 shares of new $0.01 par value Common Stock. Options to purchase the Common Stock are awarded at a price not less than 100% of the market price on the date of grant, become excercisable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. At October 28, 1995 options to purchase 610,717 shares were outstanding at option price ranging from $7.625 to $12.125.

Note 4 - Commitments and Contingencies

The Company received creditor claims during its bankruptcy proceedings of which approximately $49,000 remain in dispute at the date of this Report. Although the disputed claims are in many cases in excess of recorded reserves, the Company believes that many of the claims are duplicative, erroneous or exaggerated and the Company believes it has valid defenses to the claims. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. During the quarter ended October 28, 1995 the Company expunged or settled approximately $1,700 in disputed claims for amounts within previously established reserves. The disputed claims are primarily comprised of environmental and product liability claims. The Company has been notified of various environmental matters in connection with certain current or former Company locations in Connecticut, Illinois, Ohio, Indiana, Pennsylvania, and Rhode Island. The Company is also involved in various other administrative and legal proceedings incidental to its business, including product liability and general liability lawsuits against which the Company is partially insured. At the present time, it is management's opinion, based on information available to the Company and management's experience in such matters, that the resolution of these legal proceedings is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

The Company has sold certain receivables related to machine sales, subject to limited recourse provisions and repurchase provisions. At October 28, 1995, the balance on such receivable for which the Company is contingently liable was $3,086 net of provisions for any anticipated losses.

Note 5 - Components of Certain Balance Sheet Accounts

The allowance for doubtful accounts deducted from accounts receivable in the Condensed Consolidated Balance Sheet was $4,422 at October 28, 1995 and $5,314 at July 31, 1995.

Inventories are valued at the lower of cost, which includes material, labor and overhead determined by the first-in, first-out, (FIFO) method, or market. Inventories at October 28, 1995 and July 31, 1995 consisted of the following:

                               October 28,    July 31, 1995
                                  1995

Raw Materials                         $2,517          $2,812
Work in process and finished          67,932          68,149
goods

     Total Inventories, net          $70,449         $70,961


Inventories and cost of goods sold reported in the interim financial statements are based, in part, on accounting estimates relating to inventory obsolescence and differences between book inventories and physical inventories.

Accumulated depreciation deducted from property, plant and equipment was $4,045 at October 28, 1995 and $7,317 at July 31, 1995.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

                             AM INTERNATIONAL, INC.
                                QUARTERLY REPORT
                                October 28, 1995


Management's Discussion and Analysis

The discussion of the results of operations and financial condition presented below should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended July 31, 1995.

Consolidated Results of Operations

                                 Three Months   Three Months
                                    ended           ended
                                 October 28,     October 29,
                                    1995            1994

($ in millions)

Revenues                                $96.5           $116.0
Gross Margin                             25.7             33.5
%                                       26.6%            28.9%
Selling, General & Admin.                26.4             28.1
Expenses
Research, Development &                   3.3              3.2
Engineering

   Operating Income (Loss)             $(4.0)             $2.2
Interest, Net                             1.2              0.9
Other Non-Operating Expenses              0.2              0.4
Taxes (expense) benefit                   1.6            (0.6)

   Net Income (Loss)                   $(3.8)             $0.3


SUMMARY

The consolidated net loss for the quarter ended October 28, 1995 of $3.8 million ($0.54 per common share) compared unfavorably to the consolidated net income of $0.3 million ($0.04 per common share) for the quarter ended October 29, 1994.

Revenues for the first quarter of fiscal year 1996 were $96.5 million as compared to $116.0 million in the corresponding period in fiscal year 1995. This revenue decrease was primarily attributable to a decrease in revenues at Sheridan Systems ($8.9 million) and in the continuing AM Multigraphics - International segment ($4.8 million) as well as from divested unprofitable foreign subsidiaries ($5.8 million).

Gross margin for the quarter ended October 28, 1995, of $25.7 million was $7.8 million below that recorded in the prior year comparable quarter. This decrease in gross margin was due to lower volume as well as a decrease in the overall gross margin rate to 26.6% in the quarter ended October 28, 1995, as compared to 28.9% in the quarter ended October 29, 1994. The decrease in margin rate was attributable to the lower revenue level which led to lower absorption of manufacturing expenses and the continued shift in product mix toward lower margin distributed products.

Operating expenses for the first quarter of fiscal year 1996 were $29.7 million, or $1.6 million lower than the $31.3 million in the comparable quarter in fiscal year 1995. The decrease in selling, general and administration expenses were achieved through headcount reductions and divestitures.

The operating loss for the first quarter of fiscal year 1996 of $4.0 million compared unfavorably to the operating income of $2.2 million in the comparable period in 1995. The reduction in income was due primarily to the decrease in gross margin, which was largely attributable to the lower revenue level and the continued shift in product mix toward lower margin distributed products.
The company recorded an income tax benefit of $1.6 million in the first quarter of fiscal year 1996 as compared to an income tax provision of $0.6 million in the first quarter of fiscal year 1995. Although Fresh Start Reporting rules require recognition of these benefits and expenses, the Company does not anticipate being required to pay or receive refunds for U.S. income taxes due to the utilization of domestic tax operating loss carry forwards.

                                SHERIDAN SYSTEMS

Results for the quarter ended October 28, 1995 and October 29, 1994 were:


                       October 28, 1995     October 29, 1994
($ in millions)

Revenues                          $32.0                $40.9
Operating Income                    0.8                  5.0
Backlog                            33.4                 60.8


The Sheridan Systems business segment serves the printing and newspaper publishing industries by providing bindery systems and newspaper mailroom systems. The products sold by Sheridan Systems are largely capital equipment items and market demand has historically been cyclical. Orders in this business segment can be in the millions of dollars and therefore revenues, margins and customer backlogs may vary significantly.

Revenues of $32.0 million for the first quarter of fiscal year 1996 were $8.9 million (21.8%) below the comparable quarter of fiscal year 1995. Sales of bindery systems decreased $3.9 million while newspaper mailroom systems sales decreased $2.8 million as compared with the prior year period reflecting lower backlog at the beginning of the quarter as compared with the previous year as well as weaker demand during the quarter. In addition, the segment's after market revenues declined $2.2 million primarily as a result of the divestiture of the forms press, sheet feed and AIP service and parts businesses in the fourth quarter of fiscal year 1995.

Gross profit of $9.1 million for the period ended October 28, 1995 was $3.5 million below that reported in the same period in fiscal year 1995. This decrease was due primarily to the negative impact of lower revenues.

For the first quarter of fiscal year 1996, compared to the first quarter of fiscal year 1995, operating expenses increased $0.6 million primarily due to higher research, development and engineering expenses, as the Company continued to enhance and augment its current product offerings through internal product development.

Operating income for the first quarter of fiscal year 1996 of $0.8 million was $4.2 million below that in the corresponding quarter in fiscal year 1995 due to the lower revenue level and increased research, development and engineering expenses.

Backlog at the end of the first quarter of fiscal year 1996 was $33.4 million, or $27.4 million below the backlog at the end of first quarter of fiscal year 1995 and $12.0 million below the backlog at the end of fiscal year 1995. This reduction in backlog was due primarily to weakness in market demand particularly for bindery systems. In addition, Sheridan Systems internal efforts to reduce cycle times and market demand for shortened lead times contributed to the reduction in backlog.

                        AM MULTIGRAPHICS - NORTH AMERICA

Results for the quarter ended October 28, 1995 and October 29, 1994 were:


                           October 28, 1995     October 29, 1994
($ in millions)

Revenues                          $36.8                $36.8
Operating Income                  (0.9)                  0.3
(Loss)


The AM Multigraphics - North American business segment serves the graphics arts industry by distributing an extensive range of sheet-fed offset duplicating presses, digital color printing equipment, pre and post press equipment, and a wide range of supplies and technical services.

The AM Multigraphics - North American business segment continues to implement its strategic plan to transition from being a manufacturer to becoming a distributor of equipment, supplies and services to the graphics art industry. The relocation of facilities, reengineering of operations and the upgrading of systems capabilities are tactical objectives of the plan on which further progress was achieved in the most recent period.

Revenues of $36.8 million were comparable in total to the first quarter of fiscal year 1995 but continued to reflect the changing composition of the AM Multigraphics business. The AM Multigraphics segment continued its efforts to transition out of manufacturing to focus on the sale of distributed products. Current period revenues reflect an increase in the sale of distributed equipment, primarily pre-press products, while traditional duplicator machines, supplies and services declined consistent with recent trends. The long term decline in the installed base of duplicating presses has been spurred in large part by inroads from competing technologies.

Gross profit of $9.6 million in the first quarter of fiscal 1996 was $1.1 million below that in the corresponding quarter in fiscal year 1995. The decrease in gross margin and margin rate was primarily due to the change in product mix as the operations derived an increased proportion of revenues from lower margin distributed products while higher margin manufactured products and services decreased.

Operating expenses of $10.4 million in the quarter ended October 28, 1995 were essentially unchanged from the comparable prior year period. The AM Multigraphics segment continued to incur costs to transition from a manufacturer to a distributor and in addition made further investments in building a digital selling and support capability.

The operating loss for the first quarter of fiscal year 1996 of $0.9 was unfavorable as compared to the operating income of $0.3 in the corresponding period of fiscal year 1995 due primarily to the decrease in gross margin rate.

                        AM MULTIGRAPHICS - INTERNATIONAL

Results for the quarter ended October 28, 1995 and October 29, 1994 were:


                       October 28, 1995     October 29, 1994
($ in millions)

Revenues
   - Continuing                    22.8                 27.6
     Subsidiaries
   - Divested                       4.8                 10.6
     Subsidiaries
   - Total                         27.6                 38.2

Operating Income
   - Continuing                   (2.5)                (0.8)
     Subsidiaries
   - Divested                     (0.3)                (1.5)
     Subsidiaries
   - Total                        (2.8)                (2.3)


The AM Multigraphics - International operations serve certain foreign graphic arts markets primarily through wholly owned subsidiaries (the exception, AM Japan is 67% owned). The subsidiaries distribute an extensive range of sheet-fed offset duplicating presses, digital color printing equipment, pre and post press equipment, and a wide range of supplies and technical services. As of October 28, 1995 the Company had continuing operating subsidiaries in the U.K., the Netherlands, Belgium, France and Japan. In October, 1995 the Company exited its German subsidiary through the filing for bankruptcy by the German subsidiary The German subsidiary owned the Company's Swiss subsidiary. In June 1995 the Company divested its Australian subsidiary. The Company is continuing its efforts to exit unprofitable foreign operations. The table above provides information about continuing and discontinued subsidiaries.

Revenues in continuing subsidiaries decreased $4.8 million in the period ended October 28, 1995 as compared with the year earlier period. The Company's divestiture of its analog copier business in the U.K. during the fourth quarter of fiscal year 1995 accounted for $2.7 million of the decrease in revenues in the current period for continuing subsidiaries. The balance of the decrease was spread across the subsidiaries. The operations have experienced declining demand for duplicator products due to the inroads from competing print technologies and increased competition for electronic pre-press products.

The continuing subsidiaries had an operating loss in the first quarter of fiscal year 1995 of $2.5 million as compared with a loss $0.8 million in the prior year period. The loss in the first quarter was partially attributable to the seasonal nature of the European operations which historically have weak operating results due to the impact of vacations in August and September. In addition, gross margins have declined due to the changing product mix as the operations derive a smaller portion of revenues from higher margin duplicator machines, supplies and services.

Other Income Statement Items

Interest expense, net increased $0.2 million to $1.2 million in the first quarter of fiscal 1996 from $1.0 million in the corresponding period of fiscal 1995. This increase was due primarily to increased debt levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total cash as of October 28, 1995 was $12.8 million and had decreased by $7.1 million since July 31, 1995. The primary source of cash during the first quarter period was from the collection of accounts receivable ($9.5 million). The primary uses of cash in the same period were for the payment of accounts payable and accruals ($13.1 million), the net loss ($3.8 million) and an increase in inventories ($3.7 million).

Accounts receivable were reduced in all segments of the Company's business as the operations collected strong fourth quarter shipments. Inventory increased $2.4 million in the Sheridan Systems segment as purchases of components were made in anticipation of higher order demand in future periods. AM Multigraphics
- North America's inventory increased $1.4 million due to lower shipments of manufactured duplicator products. The Company had capital expenditures of $2.0 million in the quarter ended October 28, 1995 which were primarily to upgrade systems and equipment.

Total debt increased in the first quarter of fiscal year 1996 to $39.1 million, an increase of $3.2 million. The increase in debt was to fund higher working capital needs and the net loss. The Company's principal domestic credit facility is its $25.0 million revolving credit facility. The Company violated two restrictive financial covenants in its quarter ended October 28, 1995 and has received waivers of these violations from its lenders. This revolving credit agreement expires on October 12, 1996. The Company plans to negotiate a new revolving credit facility to replace the present facility during fiscal year 1996. This credit facility, combined with current cash balances and the continuation of existing foreign facilities provides the Company with capital resources and liquidity which are expected to be sufficient for its operations, including required principal and interest payments to holders of general unsecured claims and priority tax claims.

                   PART II - OTHER INFORMATION

Item 1 -- Legal Proceedings.

There have been no significant changes in the status of the legal proceedings as reported in Note 4 to the Company's 1995 Annual Report to Shareholders for the fiscal year ended July 31, 1995 and as reported in Item 3 - Legal Proceedings to the Company's Annual Report on Form 10-K filed with the Commission on October 26, 1995.

Item 4 -- Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of AM International, Inc. was held on December 6, 1995 for the purpose of election of directors and to consider and act upon a proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants. Proxies for the meeting were pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors were elected by the following vote:

                                   FOR                      WITHHELD
Robert E. Anderson, III            6,723,524                4,767
Jeffrey D. Benjamin                6,723,512                4,779
Jerome D. Brady                    6,723,376                4,915
Robert N. Dangremond               6,723,498                4,793
William E. Hogan, II               6,723,529                4,762
A. Carl Mudd                       6,723,528                4,763
Asher O. Pacholder                 6,723,527                4,764

The proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending July 31, 1996 was approved by the following vote:

     FOR            AGAINST             ABSTAINING
     6,724,444      2,724                1,073

Item 6 -- Exhibits and Reports on Form 8-K

     (a)  Exhibits
          None
     (b)  Reports on Form 8-K
          None