Form 10-Q/A
period 1995-10-28
AM INTERNATIONAL INC
filed 1995-12-12
CIK 2310

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-Q/A1

                  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

          For Quarter Ended                          October 28, 1995


          Commission file number                          1-683

                                AM International, Inc.
          (Exact name of registrant as specified in its charter)

          Delaware                                         34-0054940
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification No.)

          9399 West Higgins Road, Suite 900, Rosemont, Illinois   60018
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

          7,010,000 shares (including 1280 treasury shares) of Registrant's Common Stock, $.01 par value, were outstanding as of December 8, 1995.


                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AM INTERNATIONAL, INC.
                                   (Registrant)


          December 12, 1995        Thomas D. Rooney
          Date                     Vice President and Chief Financial Officer
                                   (Signature)
