Form 10-Q
period 1996-01-27
AM INTERNATIONAL INC
filed 1996-03-07
CIK 2310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                  January 27, 1996

Commission file number                     1-683

                            AM International, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                                       34-0054940
-------------------------------------------------------------------------------
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)


9399 W. Higgins Rd., Suite 900, Rosemont, Illinois                 60018
-------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


                                (847) 292-0600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes      X                        No
                    -------                        -------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

              Yes      X                        No
                    -------                        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          7,010,000 shares (including 1,280 treasury shares) of Registrant's
             Common Stock, $.01 par value, were outstanding as of March 6, 1996.

                             AM INTERNATIONAL, INC.

                                     INDEX


                                                                                         Page
                                                                                        -------
PART I -                  FINANCIAL INFORMATION

         Item 1 -         Condensed Consolidated Statement of
                          Operations for the Three Months and Six Months
                          Ended January 27, 1996 and January 28, 1995                       1

                          Condensed Consolidated Balance Sheet
                          as of January 27, 1996 and
                          July 31, 1995                                                     2

                          Condensed Consolidated Statement of
                          Cash Flows for the Six Months Ended
                          January 27, 1996 and January 28, 1995                             3


                          Notes to Condensed Consolidated Financial
                          Statement                                                     4 - 7

         Item 2 -         Management Discussion and Analysis of
                          Results of Operations and Financial Condition                8 - 14

PART II -                 Other Information

         Item 1-          Legal Proceedings

         Item 6 -         Exhibits and Reports on Form 8 - K                               14

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             AM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
(Dollars in thousands except          ----------------------------------  ----------------------------------
per share amounts)                    JANUARY 27, 1996  JANUARY 28, 1995  JANUARY 27, 1996  JANUARY 28, 1995
                                      ----------------  ----------------  ----------------  ----------------
REVENUES                                  $80,965           $123,097          $177,415          $239,079
COST OF SALES                              61,376             90,178           132,140           172,638
GROSS MARGIN                               19,589             32,919            45,275            66,441
OPERATING EXPENSES:
  Selling, general and administrative      22,725             27,136            49,084            55,275
  Reseach, development, and engineering     3,349              3,585             6,706             6,726
                                          -------           --------          --------          --------
      TOTAL OPERATING EXPENSES             26,074             30,721            55,790            62,001

OPERATING INCOME (LOSS)                    (6,485)             2,198           (10,515)            4,440

Non-operating income (expense):
  Interest income                             101                109               236               337
  Interest expense                         (1,391)            (1,231)           (2,685)           (2,404)
  Other expense, net                         (330)              (567)             (521)             (985)
                                          -------           --------          --------          --------
Income (loss) before taxes                 (8,105)               509           (13,485)            1,388
Income tax (expense) benefit                 (625)              (253)              985              (833)
                                          -------           --------          --------          --------
NET INCOME (LOSS)                         $(8,730)              $256          $(12,500)             $555
                                          =======           ========          ========          ========
NET INCOME (LOSS) PER COMMON SHARE         $(1.25)             $0.04            $(1.78)            $0.08
                                          =======           ========          ========          ========
Weighted Average shares of Common
  Stock outstanding (in thousands)          7,009              7,009             7,009             7,024
                                          =======           ========          ========          ========




The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                             AM INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                       JANUARY 27, 1996  JULY 31, 1995
                                                       ----------------  -------------
(Dollars in thousands, except per share amounts)
ASSETS:
  CURRENT ASSETS:
  Cash and cash equivalents                                $ 11,009        $ 19,908
  Accounts receivable, net                                   39,931          86,466
  Inventories, net                                           62,032          70,961
  Prepaid expenses and other assets                          16,520          18,302
                                                           --------        --------
TOTAL CURRENT ASSETS                                        129,492         195,637
Property, plant and equipment, net                           27,994          32,662
Excess reorganization value                                  40,544          27,105
Other assets, net                                            13,405          22,260
                                                           --------        --------
  TOTAL ASSETS                                             $211,435        $277,664
                                                           ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
  Short-term borrowings and current maturities of
    long-term debt                                         $ 18,708        $ 12,764
  Accounts payable                                           39,548          55,343
  Service contract deferred income                           14,797          23,984
  Payroll related expenses                                   14,386          24,038
  Other                                                      55,478          56,179
                                                           --------        --------
  TOTAL CURRENT LIABILITIES                                 142,917         172,308

Long-term debt                                               12,215          23,205
Other long-term liabilities                                  21,076          31,451
                                                           --------        --------
  TOTAL LIABILITIES                                        $176,208        $226,964
                                                           --------        --------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 40 million shares
    authorized; 7,010,000 issued                           $    160        $    160
  Capital in excess of par value                             35,775          35,547
  Less: treasury stock, at cost; 1,280 shares                    (6)             (6)
  Warrants, 1,095,000 issued;
    exercise price of $18.00                                    383             383
  Accumulated earnings (deficit)                             (1,235)         11,265
  Cumulative translation adjustment                             150           3,351
                                                           --------        --------
  TOTAL SHAREHOLDERS' EQUITY                                 35,227          50,700
                                                           --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $211,435        $277,664
                                                           ========        ========




The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                             AM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                            Six Months            Six Months
                                               ended                ended
                                          January 27, 1996     January 28, 1995
                                          ----------------     ----------------
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                             $(12,500)            $    555
ADJUSTMENTS TO RECONCILE NET INCOME
  TO CASH FLOW FROM OPERATING
  ACTIVITIES:
  Depreciation of property, plant and
    equipment                                    1,548                1,976
  Amortization of other assets                     892                  944
  Tax benefit from operating loss
    carryforwards                                    0                  138
  Change in assets and liabilities:
    Accounts receivable, net                    13,789                7,716
    Inventory, net                              (6,799)              (2,495)
    Prepaids and other current assets           (2,453)              (2,597)
    Accounts payable and accruals               (7,206)             (10,412)
    Customer Advances                            4,883               (7,644)
    Other, net                                  (2,391)              (4,457)
                                              --------             --------
CASH FLOW FROM OPERATING ACTIVITIES            (10,237)             (16,276)
                                              --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (4,896)              (2,606)
  Divestitures of Operations                    (4,190)                   0
  Proceeds from disposition of PP&E              6,822                    0
                                              --------             --------
CASH FLOW FROM INVESTING ACTIVITIES             (2,264)              (2,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings/(payments) under short-
    term borrowing agreements                   (7,019)               2,694
  Principal borrowings/(payments) of
    long-term debt                              (3,259)              (3,127)
  Deferred Stock awards                            228                    0
                                              --------             --------
CASH FLOW FROM FINANCING ACTIVITIES             (3,988)                (433)
                                              --------             --------
Effect of exchange rate changes on cash           (386)                 165
                                              --------             --------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (8,899)             (19,150)
Cash and cash equivalents at beginning
  of period                                     19,908               25,959
                                              --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 11,009             $  6,809
                                              ========             ========

The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                             AM INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share)


NOTE 1 - BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included here have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

NOTE 2 - BORROWING ARRANGEMENTS

The Company's short and long - term borrowings are comprised of the following:

                                                        January 27, 1996     July 31, 1995
                                                        ----------------     -------------
U.S.:
  Revolving Credit Facility                                   $ 7,514            $     0
  General Unsecured Claims & Priority Tax Claims               16,910             21,047
  Capital Leases                                                5,324              1,896
                                                              -------            -------
        TOTAL U.S.                                             29,748             22,943
                                                              -------            -------

FOREIGN:
  Divested Operations                                               0             11,685
  Canada, Japan                                                     0                  0
  Capital Leases                                                1,175              1,341
                                                              -------            -------
        TOTAL FOREIGN                                           1,175             13,026
                                                              -------            -------
        CONSOLIDATED                                          $30,923            $35,969
                                                              =======            =======

CLASSIFIED IN THE CONSOLIDATED BALANCE SHEET
  AS FOLLOWS:
  Short-term                                                  $18,708            $12,764
  Long-term                                                    12,215             23,205
                                                              -------            -------
        CONSOLIDATED                                          $30,923            $35,969
                                                              -------            -------

The Company maintains a $25,000 three year secured domestic Revolving
Credit Facility (subject to borrowing base limitations) which expires October 12, 1996 with BT Commercial Corporation and LaSalle National Bank. The Revolving Credit Facility includes a $10,000 sub-facility for the issuance of letters of credit. As of January 27, 1996, the calculated borrowing base was approximately $16,000. As security for utilizations of the Revolving Credit Facility the Company granted a security interest and general lien upon its domestic assets excluding Sheridan Systems inventories. As of January 27, 1996 the Company had borrowings of $7,514 under the Revolving Credit Facility and was utilizing $3,419 of the facility to secure outstanding letters of credit. Interest is charged at a rate which is 1.75% in excess of the prime lending rate of Bankers Trust Company. Letter of credit fees are 2.5% per annum plus a 0.5% facing fee on standby letters of credit and 1.5% per annum on commercial documentary letters of credit. As of January 27, 1996, the interest rate was 10.25%. The agreement contains restrictive covenants limiting investments in foreign subsidiaries, limiting capital expenditures, restricting the payment of dividends and other payments and providing for quarterly measures of pretax net income and interest coverage, among other things. In addition, the agreement limits the Company's ability to borrow or to request letters of credit following a material adverse change. The Company has or would have violated certain restrictive financial covenants in its first two fiscal quarters of 1996, however the Company has received waivers of these violations from its lenders. The Company's current projections indicate that the Company may not meet future income related restrictive financial covenants as defined in its credit agreement and the Company plans to seek further waivers from its lenders in the event a default arises in the future. Based on current projections, the Company believes that current cash balances and the continuation of the Company's credit facilities, assuming receipt of the necessary waivers, provide the Company with capital resources and liquidity which would be sufficient for its operations, including required principal and interest payments to holders of general and unsecured claims and priority tax claims. There can be no assurances that the Company will be able to obtain additional waivers under the credit facility, be able to renew or replace the facility upon its expiration or meet its projections.

On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (Plan). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims has been imputed at 9% per annum. At January 27, 1996 the Company had $2,312 of restricted cash which primarily pertains to the settlement of disputed claims in accordance with the Plan.

During February, 1996, the Company sold its AM Multigraphics European subsidiaries located in the Netherlands, France and Belgium, and exited its AM Multigraphics subsidiary in the United Kingdom by placing the operation in an Administration Proceeding. See Note 6.

NOTE 3 - CAPITAL STRUCTURE

The Company has outstanding Warrants to purchase 1,095,000 shares of Common Stock. The Warrants are exercisable at $18.00 per share and expire on October 15, 1996. In addition, the Company's 1994 Long Term Incentive Plan provides for the issuance of 1,400,000 shares of new $0.01 par value Common Stock. Options to purchase the Common Stock are awarded at a price not less than 100% of the market price on the date of grant, become excercisable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. At January 27, 1996 options to purchase 587,700 shares were outstanding at option prices ranging from $4.438 to $12.125.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company received creditor claims during its bankruptcy proceedings of which approximately $49,000 remain in dispute at the date of this Report. Although the disputed claims are in many cases in excess of recorded reserves, the Company believes that many of the claims are duplicative, erroneous or exaggerated and the Company believes it has valid defenses to the claims. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. During the quarter ended January 27, 1996 the Company expunged or settled approximately $149 in disputed claims for amounts within previously established reserves. The disputed claims are primarily comprised of environmental and product liability claims. The Company has been notified of various environmental matters in connection with certain current or former Company locations in Connecticut, Illinois, Ohio, Indiana, Pennsylvania, and Rhode Island. The Company is also involved in various other administrative and legal proceedings incidental to its business, including product liability and general liability lawsuits against which the Company is partially insured. At the present time, it is management's opinion, based on information available to the Company and management's experience in such matters, that the resolution of these legal proceedings is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

The Company has sold certain receivables related to machine sales, subject to limited recourse provisions and repurchase provisions. At January 27, 1996, the balance on such receivables for which the Company is contingently liable was $3,530 net of provisions for any anticipated losses.

NOTE 5 - COMPONENTS OF CERTAIN BALANCE SHEET ACCOUNTS

The allowance for doubtful accounts deducted from accounts receivable in the Condensed Consolidated Balance Sheet was $1,898 at January 27, 1996 and $5,314 at July 31, 1995.

Inventories are valued at the lower of cost, which includes material, labor and overhead determined by the first-in, first-out, (FIFO) method, or market. Inventories at January 27, 1996 and July 31, 1995 consisted of the following:

                                       January 27, 1996       July 31, 1995
                                       ----------------       -------------
Raw Materials                              $ 1,929               $ 2,812
Work in process and finished goods          60,103                68,149
                                           -------               -------
  Total Inventories, net                   $62,032               $70,961
                                           -------               -------

Inventories and cost of goods sold reported in the interim financial statements are based, in part, on accounting estimates relating to inventory obsolescence and differences between book inventories and physical inventories.

Accumulated depreciation deducted from property, plant and equipment was $7,323 at January 27, 1996 and $7,317 at July 31, 1995.

NOTE 6 - DIVESTITURES

In February, 1996, the Company completed the exit of its AM
Multigraphics European subsidiaries with the sale of its subsidiaries in the Netherlands, France and Belgium and the placement of the Company's AM Multigraphics UK holding company into an Administration Proceeding. The sale of the subsidiaries in the Netherlands, France and Belgium required the Company to provide consideration of approximately $3 million in the form of cash and other assets. The assets and liabilities of these operations, which net to an immaterial amount, have been included in current liabilities in the condensed consolidated Balance Sheet as of January 27, 1996. The effect of this transaction on the Balance Sheet can be summarized as follows:

                                                                              Less:
                                                      Historical             European        As Reported        Pro Forma
                                                    Jan. 27, 1996          Subsidiaries     Jan. 27, 1996      July 31, 1995
                                                    ------------------------------------------------------------------------
        ASSETS:
        Current Assets                                   163,439              33,947            129,492           141,815

        Property, plant and equipment, net                31,189               3,195             27,994            28,367
        Excess reorganization value                       30,813              (9,731)            40,544            42,007
        Other assets, net                                 16,448               3,043             13,405            13,649
                                                    ---------------------------------------------------------------------
        TOTAL ASSETS                                    $241,889             $30,454           $211,435          $225,838
                                                    =====================================================================

        LIABILITIES AND SHAREHOLDERS' EQUITY

        Current Liabilities                              167,624              24,707            142,917           135,720

        Long-term Debt                                    14,768               2,553             12,215            17,050
        Other long-term liabilities                       23,621               2,545             21,076            23,995
                                                    ---------------------------------------------------------------------
                                                        $206,013             $29,805           $176,208          $176,765
                                                    ---------------------------------------------------------------------

        SHAREHOLDERS' EQUITY                              35,876                 649             35,227            49,073
                                                    ---------------------------------------------------------------------
        TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $241,889             $30,454           $211,435          $225,838
                                                    =====================================================================



The column titled European Subsidiaries includes the effects of exiting all of the AM Multigraphics European subsidiaries (i.e. the Netherlands, France, Belgium, UK, Germany and Switzerland subsidiaries), as well as the Australian subsidiary. The effects of the transaction include the disposal of all assets and liabilities of those subsidiaries. There was no gain or loss recorded as a result of the exit of the AM Multigraphics European subsidiaries as all costs related to the exit were previously reserved. The July 31, 1995 Pro Forma information is presented on a consistent basis for comparative purposes.

The Consolidated Statement of Operations for the three and six months ended January 27, 1996 does not include the effects of this transaction. For Pro Forma information regarding the effects of this transaction on the Consolidated Statement of Operations, please refer to the Company's Form 8-K dated March 7, 1996.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

                             AM INTERNATIONAL, INC.
                                QUARTERLY REPORT
                                JANUARY 27, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion of the results of operations and financial condition presented below should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended July 31, 1995.

CONSOLIDATED RESULTS OF OPERATIONS


                                                              Three Months Ended                      Six Months Ended
                                                         January 27,        January 28,        January 27,         January 28,
                                                            1996               1995               1996                1995
                                                           ------             ------             ------              ------
         ($ in millions)
         Revenues                                           $81.0             $123.1              $177.4             $239.1
         Gross Margin                                        19.6               32.9                45.3               66.4
         %                                                   24.2%              26.7%               25.5%              27.8%
         Selling, General & Admin. Expenses                  22.7               27.1                49.1               55.2
         Research, Development & Engineering                  3.3                3.6                 6.7                6.7
                                                           ------             ------              ------             ------
            Operating Income (Loss)                         $(6.5)              $2.2              $(10.5)              $4.5
         Interest, Net                                        1.3                1.1                 2.5                2.1
         Other Non-Operating Expenses                         0.3                0.5                 0.5                1.0
         Taxes (expense) benefit                             (0.6)              (0.3)                1.0               (0.8)
                                                           ------             ------              ------             ------
            Net Income (Loss)                               $(8.7)              $0.3              $(12.5)              $0.6
                                                           ======             ======              ======             ======


SUMMARY


SECOND QUARTER

The consolidated net loss for the quarter ended January 27, 1996 was $8.7 million ($1.25 per common share) as compared with a net profit of $0.3 million ($0.04 per common share) for the comparable prior year quarter.

Revenues for the second quarter of 1996 were $81.0 million as compared to $123.1 million in the corresponding period in fiscal 1995. The decline was distributed through all of the Company's segments, with Sheridan Systems accounting for $18.5 million, AM Multigraphics - North America accounting for $5.5 million and discontinued AM Multigraphic foreign subsidiaries accounting for $16.8 million. The decrease at Sheridan Systems stemmed from a low beginning backlog and weak market demand for bindery systems. The AM Multigraphics decrease was attributable to long term erosion of market demand for traditional duplicator products and services due to inroads by competition.

Gross margin for the second quarter of $19.6 million was $13.3 million lower than the prior year comparable period. The gross margin rate decreased 2.5 percentage points to 24.2% in the same period. The lower margin was primarily attributable to the decreased revenue level and the shift in product mix at AM Multigraphics to distributed products from higher margin manufactured offset duplicator products had a negative impact on the margin rate. The transition at AM Multigraphics to lower margin distributed products is expected to continue.

Selling, general and administrative expenses in the second quarter decreased $4.4 million to $22.7 million from the prior year level. The decrease was due to cost reduction actions which the Company has taken due to the declining revenue level and the transition to a distribution cost structure at AM Multigraphics as the Company phases out manufacturing operations at AM Multigraphics.

The Company has announced further actions designed to improve results which include further headcount reductions and field facility closures. A reduction of 200 personnel is scheduled to be completed in the third quarter. In addition, the Company has completed its program to eliminate unprofitable AM Multigraphics foreign subsidiaries with the February 1996 exit of the AM Multigraphics operations in the Netherlands, Belgium, France and the United Kingdom.

The operating loss of $6.5 million for the second quarter of 1996 compared unfavorably with the $2.2 million profit in the prior year comparable period. The loss and reduction in income was primarily due to lower revenue and gross margin levels in all operations.

The Company recorded an income tax expense of $0.6 million during the 1996 second quarter despite the pre-tax loss in the quarter. The expense was taken to reduce the year to date benefit which the Company has recorded based on a revised outlook for the full year result.

SIX MONTHS


For the six month period ended January 27, 1996 the Company had a net loss of $12.5 million ($1.78 per common share) as compared with a net profit of $0.6 million ($0.08 per common share) in the prior year comparable period.

Revenues for the current year of $177.4 million have decreased by $61.7 million from the prior year. The decrease in revenues occurred in each of the Company's segments. The most significant portions of the decrease in revenues were the $24.4 million decrease at Sheridan Systems and the $27.0 million decrease in the divested AM Multigraphics foreign subsidiary operations. Sheridan Systems decrease was due to a low beginning backlog and weak market demand for bindery systems which has continued throughout the period. Orders for Sheridan Systems products improved during the second quarter ended January 27,1996 and backlog ended the quarter at $46.1 million, up from $33.4 million at the end of the first quarter. The backlog remains significantly below historic levels and the Company believes that demand for bindery systems will lag previous years' levels. The Sheridan Systems segment has historically been subject to cyclical market demand and due to the sizable nature of individual orders, quarter to quarter variations in revenues and margins are to be expected. In addition, future revenues will be impacted by the divestitures of the AM Multigraphic foreign operations as previously described.

Gross margin of $45.3 million was $21.1 million below the level of the comparable prior year period. The decrease in gross margin was primarily due to lower revenue and a decreasing margin rate in the AM Multigraphics segment as the product mix shifts toward lower margin distributed products from higher margin manufactured items which have had declining market demand.

Selling, general and administrative expenses decreased $6.1 million as compared with the prior year period. The decrease has resulted from headcount reductions and other measures to reduce operating costs in response to lower revenue levels. The Company's headcount, following the February 1996 divestitures of the AM Multigraphics foreign subsidiaries, was approximately 2000 as compared with approximately 2900 in July, 1995 although most of the domestic reductions occurred in the second quarter.

The operating loss for the current year period was $10.5 million versus a profit of $4.5 million in the prior year. The decrease in operating profit was primarily attributable to lower revenues and margins which were not fully offset by expense reductions.

                               SHERIDAN SYSTEMS

Results for the quarter and six month period ended January 27, 1996 and January 28, 1995 were:

                                                  Quarter Ended                                   Six Months
                                     January 27, 1996       January 28, 1995       January 27, 1996        January 28,1995
                                     ----------------       ----------------       ----------------        ---------------
         ($ in millions)
         Revenues                          $21.5                  $40.0                  $53.5                  $80.9
         Operating Income (Loss)            (1.3)                   2.5                   (0.5)                   7.6
         Backlog                            46.1                   69.8                   46.1                   69.8

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

SECOND QUARTER

Revenues of $21.5 million were $18.5 million below the comparable prior year period. Revenues from shipments of bindery systems accounted for $15.4 million of the decline with the balance of the variance attributable to the July 1995 divestiture of the forms press, sheet fed and AIP service and parts businesses. The decrease in bindery system revenues resulted from a lower beginning backlog of orders and continued weakness in market demand. The market demand for bindery systems is expected to continue to lag previous years' levels due to a combination of factors which include a slowing U.S. economy, weakness in retail sales and higher newsprint costs which have led to a reduction in catalogs and mailers, resulting in lower volume for printers.

Gross margin of $5.4 million was $4.2 million below the prior year for the second quarter although the gross margin rate improved due to a favorable product mix and cost reduction efforts. The lower level of gross margin was primarily due to the decreased revenue level. Operating expenses decreased 8% as compared to the prior year due to headcount reductions and cost reduction measures. Included in the current quarter's expenses was a $0.8 million charge for a 100 person headcount reduction. This headcount reduction, a plant shut down and other expense reduction initiatives were implemented in response to the lower market demand.

The operating loss of $1.3 million resulted from the low revenue level which was not fully offset by an improved gross margin rate and expense reductions.

Backlog as of January 27, 1996 was $46.1 million and increased from the $33.4 million which existed at the end of the Company's first fiscal quarter. The current backlog remains below historical levels due to the lower market demand, reduced cycle times and shorter lead times demanded by the market.


SIX MONTHS

Revenues of $53.5 million for the six month period ended January 27, 1996 were $27.5 million lower than the comparable prior year period. For reasons consistent with those described in the earlier section of this report, bindery systems revenues accounted for $19.0 million of the variance to the prior year. In addition, the previously described divested service businesses accounted for $7.3 million of the variance. The market trends and lower backlog levels described earlier are also applicable to the year to date result.

Gross margin of $14.5 million was $7.8 million lower than the prior year period due to the lower revenue level. Operating expenses were slightly higher due to increased spending on research, development and engineering. Due to the lower revenues and related decline in gross margin, Sheridan Systems incurred an operating loss of $0.5 million for the six month period.


                        AM MULTIGRAPHICS - NORTH AMERICA

Results for the quarter and six month period ended January 27, 1996 and January 28, 1995 were:

                                                    Quarter Ended                                Six Months Ended
                                        January 27, 1996      January 28, 1995       January 27, 1996        January 28, 1995
                                        ----------------      ----------------       ----------------        ----------------
         ($ in millions)
         Revenues                             $34.0                 $39.5                  $70.9                  $76.4
         Operating Income (Loss)               (1.8)                  0.3                   (2.6)                   0.8

The AM Multigraphics - North American business segment serves the graphics arts industry by distributing an extensive range of sheet-fed offset duplicating presses, digital color printing equipment, pre and post press equipment, and a wide range of supplies and technical services.

SECOND QUARTER


Revenues of $34.0 million were $5.5 million below the comparable prior year quarter. The revenue decrease was primarily in the sales of traditional duplicator machines and the related technical services provided to users of duplicating machines. The lower revenues from duplicator products and services is consistent with longer term trends for these products. The decline in market demand for traditional duplicator products has been spurred in large part by inroads from competing technologies. The AM Multigraphics segment has continued to focus its efforts on the transition from being a manufacturer of duplicating equipment and supplies to being a broad based distributor of equipment, supplies and services to the graphic arts markets it serves.

During the quarter ended January 27, 1996 the AM Multigraphics - North American segment completed the sale of its Mt. Prospect, IL. manufacturing, distribution and headquarters facility. This sale enabled the headquarters and distribution operations to relocate to lower cost, more efficiently sized facilities in the nearby area. In addition, the operations have made significant strides in implementing new information management systems with major portions of the systems to be activated during the upcoming third fiscal quarter which will enable better customer service. These strategic changes are being implemented as part of AM Multigraphics transition from a manufacturer to a graphics arts distribution business.

Gross margin decreased to $7.6 million from $10.4 million in the prior year second quarter. The decrease was primarily the result of lower sales volume, although the transition to a greater reliance on lower margin distributed products contributed to the decrease. Operating expenses decreased to $9.4 million in the current quarter for a reduction of 7% as compared with the prior year. Reductions in headcount and facilities accounted for the lower expense level. The AM Multigraphics transition from their historic manufacturing cost structure to a structure consistent with the distribution strategy is underway and accounts for the lowering of selling, general and administrative expense. An additional reduction of 100 personnel is in process combined with further reductions in field facilities. The costs of the transition have been previously anticipated and current period earnings were not affected. In the second quarter ended January 27, 1996 there was an operating loss of $1.8 million due to the lower volume and decreasing gross margin which was not fully offset by expense reductions.


SIX MONTHS


For the six month period ended January 27, 1996 revenues of $70.9 million were $5.5 million below the comparable prior year period. The decrease in revenues occurred during the Company's second quarter and has been previously described. AM Multigraphics traditional product line of offset duplicating equipment, supplies and services, largely manufactured by the Company, has been in long term decline due to inroads by competing technologies. In response to this decline, the Company has elected to transition out of manufacturing and provide a wide array of products and services to its customers as a distributor. The Company is actively adding state of the art products to distribute while transitioning its organization to being a cost effective distribution business serving the graphics arts industry. These efforts to add new products have increased expense levels but to date these new products have not contributed significantly to the Company's revenues.

Gross margin decreased $3.9 million to $17.2 million in the current year to date result. The decrease was attributable to lower volume and a declining margin rate as the Company increasingly relies on lower margin distributed products. Operating expenses have decreased by $0.6 million to $19.8 million through cost reduction efforts. During this period, investments have continued to be made in building capabilities to sell and service digital products. There was an operating loss of $2.6 million in the period due to the lower volume and decreased margin which was only partially offset by lower expense levels.

                        AM MULTIGRAPHICS - INTERNATIONAL

Results for the quarter and six month period ended January 27, 1996 and January 28, 1995 were:

                                                                 Quarter Ended                           Six Months Ended
                                                     January 27, 1996    January 28, 1995    January 27, 1996    January 28, 1995
                                                     ----------------    ----------------    ----------------    ----------------
         ($ in millions)
         Revenues
            - Continuing Subsidiary (Japan)                $7.1                $8.2               $13.3               $14.9
            - Divested Subsidiaries                        18.6                35.4                40.0                67.0
                                                           ----                ----               -----                ----
            - Total                                        25.7                43.6                53.3                81.9

         Operating Income
            - Continuing Subsidiary (Japan)                (0.1)                0.4                (0.8)               (0.0)
            - Divested Subsidiaries                        (2.1)               (0.1)               (4.2)               (2.1)
                                                          -----               -----               -----               -----
            - Total                                        (2.2)                0.3                (5.0)               (2.1)


The AM Multigraphics - International operations serve certain foreign graphic arts markets primarily through wholly owned subsidiaries (the exception, AM Japan is 67% owned). The subsidiaries distribute an extensive range of sheet-fed offset duplicating presses, digital color printing equipment, pre and post press equipment, and a wide range of supplies and technical services.

The Company has previously concluded that it should exit unprofitable AM Multigraphics foreign operations and has been in the process of implementing this strategy over the past few years. The foreign subsidiary operations have, by and large, not been profitable due to declining revenues and margins which have resulted from inroads by competing technologies and a highly competitive market. A number of restructurings have been undertaken to reduce expenses, but have not resulted in sufficient expense reduction due to the high cost of implementing foreign restructuring actions and other statutory or customary restrictions which limit the magnitude and timeliness of actions.


SECOND QUARTER/ SIX MONTHS


In February, 1996 the Company completed its announced intention to exit the unprofitable AM Multigraphics European operations. The Company sold its subsidiary operations located in the Netherlands, France and Belgium to a management group. The AM Multigraphics subsidiary located in the United Kingdom initiated an Administration Proceeding which will lead ultimately to its divestiture from the Company. The Company's existing reserves for the anticipated disposal of these operations were adequate and no loss was recognized on these divestitures. In October, 1995 the Company divested its subsidiaries in Germany and Switzerland. The Company no longer has AM Multigraphics subsidiaries in Europe. The Company does continue to maintain its Sheridan Systems operation in Slough, England which was unaffected by the transactions.

As of January 27, 1996 the AM Multigraphic operation in Japan (AM Japan) is the only continuing operation reported as a "continuing subsidiary". The divested operations include the aforementioned subsidiaries, and in comparison to the prior year, the divested operations also include the 1995 divestiture of AM Australia.


LIQUIDITY AND CAPITAL RESOURCES


The Company's balance sheet as of January 27, 1996 reflects the divestitures of the AM Multigraphics European subsidiaries in the Netherlands, Belgium, France and the United Kingdom. The following discussion of cash flow excludes the activities of the divested operations.

The Company's cash and investments were $11.0 million as of January 27, 1996 as compared with a balance of $19.9 million on July 31, 1995 resulting in a reduction in cash and investments of $8.9 million. In addition to the reduction in cash balances, net borrowings increased $6.7 million for the six month period ended January 27, 1996.

The primary sources of cash from operating activities were a reduction in accounts receivable of $13.8 million and an increase in customer advances of $4.9 million. The reduction in accounts receivable was the result of the collection of higher customer balances as of July 31, 1995 due to strong billings in the fourth quarter of fiscal 1995. The increase in customer deposits reflects the improved level of new orders in the Company's quarter ended January 27, 1996.

The primary uses of cash in operating activities were: the net loss of $12.5 million; an increase in inventory of $6.8 million which was due to the anticipation of higher production levels which have not been realized due to lower market demand; and, a reduction in accounts payable and accrued liabilities of $7.2 million for restructuring costs and year end profit sharing, commission and compensation payments.

In addition, the divested AM Multigraphics foreign subsidiaries had cash balances of $4.2 million when they were disposed. Capital expenditures of $7.8 million were partially offset by depreciation and amortization of $2.4 million. In addition the Company received $6.8 million in proceeds from the sale of its Mt. Prospect facility. The capital expenditures were primarily to upgrade systems and equipment and for leasehold improvements.

An increased debt level was required to fund the higher working capital levels and the net loss. The Company's principal credit facility is its $25.0 million revolving credit facility. The borrowings under this facility are limited by a calculated borrowing base as defined in the agreement. As of January 27, 1996 the calculated borrowing base was approximately $16.0 million. The Company has or would have violated certain restrictive financial covenants in its first two fiscal quarters of 1996, however the Company has received waivers of these violations from its lenders. The current revolving credit facility expires on October 12, 1996. The Company plans to negotiate a new revolving credit facility to replace the present facility during fiscal year 1996. The Company's current projections indicate that the Company may not meet future restrictive financial covenants as defined in its credit agreement and the Company plans to seek further waivers from its lenders in the event a default arises in the future. Based on current projections, the Company believes that current cash balances and the continuation of the Company's credit facilities, assuming receipt of the necessary waivers, provide the Company with capital resources and liquidity which would be sufficient for its operations, including required principal and interest payments to holders of general and unsecured claims and priority tax claims. There can be no assurances that the Company will be able to obtain additional waivers under the credit facility, be able to renew or replace this facility upon its expiration or meet its projections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AM INTERNATIONAL, INC.



Date:  March 7, 1996                    /s/Thomas D. Rooney
       -------------                    -------------------
                                        Thomas D. Rooney
                                        Vice President and
                                        Chief Financial Officer