Form 10-Q
period 1996-04-27
AM INTERNATIONAL INC
filed 1996-06-11
CIK 2310

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                  April 27, 1996

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

                         (847) 292-0600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               X          Yes                 No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               X          Yes                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       7,010,000 shares (including 1,280 treasury shares) of Registrant's Common Stock, $.01 par value, were outstanding as of June 10, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             AM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


(Dollars in thousands except per share amounts)
                          Three Months Ended  Nine Months Ended

                          April    April    April     April
                           27,      29,      27,        29,
                          1996     1995      1996      1995

Revenues                 $82,181 $127,775  $259,596  $366,854

Cost of Sales             63,183   91,431   195,323   264,069

Gross Margin              18,998   36,344    64,273   102,785

Operating expenses:
Selling, general and
administrative             12,266   30,083    61,350    85,269

Research,development
and engineering              2,565    3,351     9,271    10,077

Total Operating Expenses    14,831   33,434    70,621    95,346

Operating income (loss)      4,167    2,910   (6,348)     7,439

Non-operating income (expense):
   Interest income              127      101       363      438
   Interest expense         (1,128)  (1,352)   (3,813)   (3,756)
   Other expense, net         (748)    (554)   (1,269)   (1,628)

Income (loss) before taxes    2,418    1,105  (11,067)     2,493
Income tax (expense)benefit (1,088)    (932)     (103)   (1,765)

Net Income (loss)            $1,330     $173  $(11,170)     $728
Net Income (loss)
Per Common Share              $0.19    $0.02   $(1.59)     $0.10

Weighted Average shares
of Common Stock outstanding
(in thousands)                7,009    7,009     7,009     7,025

The Notes to Condensed Consolidated Financial Statements are an intergal part of these financial statments.

                             AM INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                           April     July
                                            27,       31,
                                            1996     1995

(Dollars in thousands, except per share amounts)
Assets:
   Current assets:
   Cash and cash equivalents               $7,419   $19,908
   Accounts receivable, net                45,078    86,466
   Inventories,net                         57,244    70,961
   Prepaid expenses and other assets       16,060    18,302
Total current assets                      125,801   195,637

Property, plant and equipment, net         28,390    32,662
Excess reorganization value                39,956    27,105
Other assets, net                          11,271    22,260
   Total assets                          $205,418  $277,664

Liabilities and Shareholders' Equity
   Current liabilities:
   Short-term borrowings and current      $18,241   $12,764
   maturities of long-term debt
   Accounts payable                        43,083    55,343
   Service contract deferred income        13,088    23,984
   Payroll related expenses                13,719    24,038
   Other                                   48,582    56,179
   Total current liabilites               136,713   172,308

Long-term debt                             12,577    23,205
Other long-term liabilities                19,760    31,451
   Total liabilites                      $169,050  $226,964

Commitments and Contingencies (Note 4)

Shareholders' equity:
Common stock, $.01 par value; 40 million
shares authorized; 7,010,00 issued           $160      $160
   Capital in excess of par value          35,775    35,547
   Less: treasury stock, at cost; 1,280       (6)       (6)
         shares
   Warrants, 1,095,000 issued, excercise      383       383
   price of $18.00
   Accumulated earnings (deficit)              95    11,265
   Cumulative translation adjustment         (39)     3,351
   Total shareholders' equity              36,368    50,700
Total liabilities and shareholders'      $205,418  $277,664
equity

The Notes to Condensed Consolidated Financial Statements are an intergal part of these financial statments.

                             AM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                           April     April
                                         27, 1996  29, 1995
(Dollars in thousands)
Cash Flows from Operating Activities:
Net income (loss)                        $(11,170)     $728
Adjustments to reconcile net income to
cash flow from operating activities:
   Depreciation of property, plant and      2,365      2,980
   equipment
   Amortization of other assets             1,489      1,400
   Tax benefit from operating loss              0      1,154
   carryforwards
   Change in assets and liabilities:
     Accounts receivable, net               8,257      8,942
     Inventory, net                       (2,150)      3,758
     Prepaids and other current assets    (1,989)    (2,180)
   Accounts payable and accruals         (10,274)   (17,000)
     Customer advances                      3,177   (10,572)
     Other, net                           (2,271)    (5,028)
Cash flow from operating activities      (12,566)   (15,818)

Cash flows from investing activities:
   Capital expenditures                   (6,150)    (3,555)
   Divestitures of operations             (4,190)          0
   Proceeds from dispostion of PP&E         6,822          0
Cash flow from investing activities       (3,518)    (3,555)

Cash flows from financing activities:
   Net borrowings/(payments) under          9,592      6,676
   short-term borrowing agreements
   Principal borrowings/(payments) of     (5,937)    (4,166)
   long-term debt
   Deferred stock awards                      228          0
Cash flow from financing activities         3,883      2,510
Effect of exchange rate changes on cash     (288)        804

Increase (decrease) in cash and cash     (12,489)   (16,059)
equivalents
Cash and cash equivalents at beginning     19,908     25,959
of period
Cash and cash equivalents at end of        $7,419     $9,900
period

The Notes to Condensed Consolidated Financial Statements are an intergal part of these financial statments.

                             AM INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share)

Note 1 - Basis of Presentation

The Condensed Consolidated Financial Statements included here have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation. Certain prior year amounts have been reclassified to conform with the current year presentation. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

Note 2 - Borrowing Arrangements

The Company's short and long - term borrowings are comprised of the following:

                                April     July
                                27,      31,
                                1996      1995
U.S.:
   Revolving Credit Facility    $10,087       $0
   General Unsecured Claims &    14,671   21,047
        Priority Tax Claims
   Capital Leases                 5,021     1,896
          Total U.S.             29,779    22,943

Foreign:
   Divested AM Multigraphics          0    11,685
Subsidiaries
   Canada, Japan                      0         0
   Capital Leases                 1,039     1,341
          Total Foreign           1,039    13,026
          Consolidated          $30,818   $35,969

The Company maintains a $25,000 three year secured domestic Revolving Credit Facility (subject to borrowing base limitations) which expires October 12, 1996 with BT Commercial Corporation and LaSalle National Bank. The Revolving Credit Facility includes a $10,000 sub-facility for the issuance of letters of credit. As of April 27, 1996, the calculated borrowing base was approximately $16,000. The lenders have agreed that the Company may, under certain circumstances, borrow up to $2,500 above the borrowing base limitation which would otherwise apply, with any such loans made above this limitation being payable by the Company immediately upon demand by the lenders and in any case, not later than July 15, 1996. As security for utilizations of the Revolving Credit Facility, the Company granted a security interest and general lien upon its domestic assets excluding Sheridan Systems inventories. As of April 27, 1996 the Company had borrowings of $10,087 under the Revolving Credit Facility and was utilizing $3,222 of the facility to secure outstanding letters of credit. Interest is charged at a rate which is 1.75% in excess of the prime lending rate of Bankers Trust Company. Letter of credit fees are 2.5% per annum plus a 0.5% facing fee on standby letters of credit and 1.5% per annum on commercial documentary letters of credit. As of April 27, 1996, the interest rate was 10.0%.
The agreement contains restrictive covenants limiting capital expenditures, restricting the payment of dividends and other payments and providing for quarterly measures of pretax net income and interest coverage, among other things. In addition, the agreement limits the Company's ability to borrow or to request letters of credit following a material adverse change as determined by the lenders. The Company violated certain restrictive financial covenants in its first two fiscal quarters of 1996, however the Company received waivers of these violations from its lenders. The Company believes that it has complied with the financial covenants for the quarter ended April 27, 1996. However the lenders do not concur with the Company's certificate of compliance in that they contend that certain income recorded by the Company, which related to the settlement of legal disputes which had been previously reserved, should be excluded from certain calculations and they have notified the Company that they retain all rights and remedies available to them under the Revolving Credit Agreement in the event of a default. Based on current projections, the Company expects that its cash resources and current revolving credit facility will not provide sufficient capital resources and liquidity for the next twelve-month period. The Company is exploring a variety of strategic and financial alternatives to meet its liquidity needs. The Company has retained Bear, Stearns & Co. Inc. to act as its financial advisor in connection with the proposed Heidelberg transaction, in addition to certain other potential strategic alternatives. On June 11, 1996 the Company announced that it has executed a non-binding letter of intent with Heidelberger Druckmaschinen AG for the sale of substantially all of the assets of the Company's Sheridan Systems Division. The total cash purchase price for the transaction is anticipated to be $56 million, subject to adjustments (see Note 6). The Company intends to use the proceeds to reduce liabilities and provide working capital. In addition, the Company is seeking to obtain new revolving credit facilities or the consummation of another transaction which would provide capital resources to the Company. There can be no assurances that the Company can consummate the transaction with Heidelberger Druckmaschinen AG, be able to renew or replace the existing Revolving Credit Facility upon its expiration or enter into any other transaction which would provide additional cash resources to the Company.

On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (Plan). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims has been imputed at 9% per annum. At April 27, 1996 the Company had $851 of restricted cash which primarily pertains to the settlement of disputed claims in accordance with the Plan.

In February 1996, the Company completed the exit of its AM Multigraphics European subsidiaries with the sale of its subsidiaries in the Netherlands, France and Belgium, and the placement of the AM Multigraphics UK holding company into an Administration Proceeding. See Note 6.

Note 3 - Capital Structure

The Company has outstanding Warrants to purchase 1,095,000 shares of Common Stock. The Warrants are exercisable at $18.00 per share and expire on October 15, 1996. In addition, the Company's 1994 Long Term Incentive Plan provides for the issuance of 1,400,000 shares of new $0.01 par value Common Stock. Options to purchase the Common Stock are awarded at a price not less than 100% of the market price on the date of grant, become exercisable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. At April 27, 1996 options to purchase 511 shares were outstanding at option prices ranging from $2.130 to $12.125.

Note 4 - Commitments and Contingencies

The Company received creditor claims during its bankruptcy proceedings of which approximately $31,600 remain in dispute at the date of this Report. Although the disputed claims are in many cases in excess of recorded reserves, the Company believes that many of the claims are duplicative, erroneous or exaggerated and the Company believes it has valid defenses to the claims. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. During the third quarter and through the date of this report the Company expunged or settled approximately $17,400 in disputed claims for amounts within previously established reserves. The disputed claims are primarily comprised of environmental and product liability claims. The Company has been notified of various environmental matters in connection with certain current or former Company locations in Connecticut, Illinois, Ohio, Indiana, Pennsylvania, and Rhode Island. In the third quarter of the current year the Company recorded a $2.8 million favorable adjustment due to the resolution of legal disputes which had been previously reserved. The Company is also involved in various other administrative and legal proceedings incidental to its business, including product liability and general liability lawsuits against which the Company is partially insured. At the present time, it is management's opinion, based on information available to the Company and management's experience in such matters, that the resolution of these legal proceedings is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

The Company has sold certain receivables related to machine sales, subject to limited recourse provisions and repurchase provisions. At April 27, 1996, the balance on such receivables for which the Company is contingently liable was $4,014 net of provisions for any anticipated losses.

Note 5 - Components of Certain Balance Sheet Accounts

The allowance for doubtful accounts deducted from accounts receivable in the Condensed Consolidated Balance Sheet was $1,875 at April 27, 1996 and $5,314 at July 31, 1995.

Inventories are valued at the lower of cost, which includes material, labor and overhead determined by the first-in, first-out, (FIFO) method, or market. Inventories at April 27, 1996 and July 31, 1995 consisted of the following:

                             April 27,    July 31,
                                1996          1995

Raw materials                   $1,872    $2,812
Work in process and finished    55,372    68,149
goods
     Total Inventories, net    $57,244   $70,961

Inventories and cost of goods sold reported in the interim financial statements are based, in part, on accounting estimates relating to inventory obsolescence and differences between book inventories and physical inventories.

Accumulated depreciation deducted from property, plant and equipment was $8,156 at April 27, 1996 and $7,317 at July 31, 1995.

Note 6 - Divestitures

In February 1996, the Company completed the exit of its AM Multigraphics European subsidiaries with the sale of its subsidiaries in the Netherlands, France and Belgium and the placement of the Company's AM Multigraphics UK holding company into an Administration Proceeding. The sale of the subsidiaries in the Netherlands, France and Belgium required the Company to provide consideration of approximately $3 million in the form of cash and other assets. The assets and liabilities of these operations, which netted to an immaterial amount, were included in current liabilities. There was no gain or loss recorded as a result of the exit of the AM Multigraphics subsidiaries as all costs related to the exit were previously recorded. For Pro Forma information regarding the effects of this transaction on the Consolidated Statement of Operations, please refer to the Company's Form 8-K dated March 7, 1996.

On June 11, 1996 the Company executed a non-binding letter of intent with Heidelberger Druckmaschinen AG of Heidelberg, Germany for the sale of substantially all of the assets of the Company's Sheridan Systems Division. Sheridan Systems had revenues of $182 million in the fiscal year ended July 31, 1995. The non-binding letter of intent contemplates that the parties will work toward the execution of a definitive asset purchase agreement in June, 1996 and the closing of the transaction in August, 1996. The total cash purchase price for the transaction is anticipated to be $56 million, subject to adjustments. The signing of the binding agreement is dependent on, among other things, the result of Heidelberg's continuing review of the Sheridan Systems Division as well as the approvals of such agreement by the respective Boards of the Company and Heidelberg, as well as those of a Heidelberg affiliate. The closing would be subject to various conditions, including receipt of the affirmative vote of at lease a majority of the shareholders of AM International, Inc. and receipt of appropriate government approvals or consents, among others. The Company intends to use the proceeds to reduce liabilities and provide working capital.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

                             AM INTERNATIONAL, INC.
                                QUARTERLY REPORT
                                 April 27, 1996

Management's Discussion and Analysis

The discussion of the results of operations and financial condition presented below should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended July 31, 1995.

Consolidated Results of Operations

                         Three Months Ended  Nine Months Ended
                           April,   April    April   April
                             27      29,      27,     29,
                             1996    1995     1996    1995
($ in millions)
Revenues                     $82.2  $127.8    $259.6    $366.9
Gross Margin                  19.0    36.3      61.3     102.8
%                            23.1%   28.4%     24.8%     28.0%
Selling, General & Admin.
Expenses                      21.3    30.1      61.4      85.3

Research, Development &
Engineering                    2.6     3.3       9.3      10.1
Operating Income (Loss)       $4.2    $2.9    $(6.3)      $7.4
Interest, Net                  1.0     1.3       3.5       3.3
Other Non-Operating
Expenses                       0.7     0.5       1.3       1.6
Taxes (expense) benefit      (1.1)   (0.9)     (0.1)     (1.8)

   Net Income (Loss)          $1.3    $0.2   $(11.2)      $0.7


SUMMARY

Third Quarter

The net income for the quarter ended April 27, 1996 was $1.3 million ($0.19 per common share) as compared with a net income of $0.2 million ($0.02 per common share) for the comparable prior year quarter.

Revenues for the third quarter of $82.2 million were $45.6 million below the corresponding prior year period. The prior divestitures of unprofitable components of the Company's AM Multigraphics foreign operations accounted for $35.4 million of the revenue decline.

Sheridan Systems revenues decreased by $7.5 million due to weak market demand, particularly for bindery systems. AM Multigraphics revenues were $2.8 million lower in comparison to the prior year period due to the long term erosion of market demand for the Company's traditional manufactured duplicator products and services which have resulted from inroads by competing technologies.

Gross margin for the quarter ended April 27, 1996 of $19.0 million was $17.3 million lower than the comparable prior year period. The divested AM Multigraphics foreign operations accounted for $9.6 million of the decline. The balance of the decrease in margin was primarily in the Sheridan Systems segment due to the lower revenue level. The gross margin rate of 23.1% decreased by 5.1 percentage points from the prior year period due largely to the lower volume which negatively impacted the absorption of fixed overhead costs at Sheridan Systems and an unfavorable product mix at AM Multigraphics from a shift in sales of higher margin manufactured products to lower margin distributed products.

Selling, general and administrative expenses in the third quarter decreased by $17.8 million from the prior year. Of the decrease, $10.5 million was attributable to the divested AM Multigraphics foreign operations. The balance of the decrease was primarily due to lower headcount and other expense reductions which the Company has implemented. The expense reductions have been taken in response to lower volume and as part of a restructuring of the continuing AM Multigraphics operations which are in the process of transitioning from a manufacturing organization to a distribution organization. The third quarter expenses included a $2.8 million favorable adjustment due to the resolution of legal disputes which had been previously reserved.

The operating income of $4.2 million compared favorably to the prior year period due primarily to the inclusion of the $2.8 million adjustment to expenses from the settlement of previously reserved legal disputes.

Nine Months

For the nine month period ended April 27, 1996 the Company had a net loss of $11.2 million ($1.59 per common share) as compared with a net profit of $0.7 million ($0.10 per common share) in the prior year comparable period.

Revenues for the current year nine month period of $259.6 million have decreased by $107.3 million from the prior year. The divested foreign operations of AM Multigraphics accounted for $62.3 million of the decrease. Sheridan Systems revenues have declined by $34.5 million due to a low beginning backlog and weak market demand for bindery systems which has continued throughout the period.
The current backlog of $38.5 million decreased $7.6 million during the most recent quarter and remains significantly below historic levels. The Company believes that demand for bindery systems will continue to lag previous years' levels. The Sheridan Systems segment has historically been subject to cyclical demand and due to the sizable nature of individual orders, quarter to quarter variations in revenues and margins are to be expected. AM Multigraphics revenues of $132.7 million were 7% below the prior year period due to the eroding demand for the Company's manufactured duplicator machines, supplies and services, which have not been fully offset by newly added distributed products.

Gross margin of $64.3 million was $38.5 million below the prior year. Nearly half of the gross margin decrease was due to the divestitures of the foreign operations of AM Multigraphics. Lower revenues in continuing operations and a shifting product mix at AM Multigraphics to lower margin distributed items from the historically higher margin manufactured products accounted for the balance of the gross margin decrease.

Selling, general and administrative expense of $61.3 million have decreased by $24.0 million as compared with the prior year. The divested foreign operations accounted for $16.9 million of the decrease. The balance of the decrease was due to headcount reductions and other cost reduction measures which have been implemented in response to lower market demand. In addition the Company recorded a $2.8 million favorable adjustment in the third quarter due to the favorable of resolution of legal disputes which had been previously reserved.

The operating loss of $6.3 million resulted from lower revenue and gross margin levels which were not fully offset by expense reductions.


                                SHERIDAN SYSTEMS

Results for the quarter and nine month period ended April 27, 1996 and April 29, 1995 were:

                     Quarter Ended         Nine Months
                  April 27,  April 29,    April 27,   April 29,
                    1996        1995       1996       1995

($ in millions)

Revenues              $37.8      $45.3      $91.3      $126.2
Operating Income        1.0        5.1        0.5        12.7
Backlog                38.5       57.8       38.5        57.8


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

Third Quarter

Revenues of $37.8 million were $7.5 million below the corresponding prior year period. Revenues from shipments of bindery systems decreased $13.6 million , while revenues from newspaper mailroom systems increased by $9.2 million. The balance of the revenue variance was attributable to the July 1995 divestiture of the forms press, sheet fed and AIP service and parts businesses. The decline in bindery system revenues resulted from continued weakness in market demand. Market demand for bindery systems has continued to lag the previous year's level due to a combination of factors which include a reduction in printed product for magazines, catalogs and direct mail as the retail sector of the U.S. economy has remained weak and there exists excess capacity in the printing industry.

Gross margin of $7.7 million was $5.9 million below the prior year third quarter. The reduction in gross margin was attributable to lower volume, higher customer discounts and a less favorable product mix. Partially offsetting the lower gross margin was a reduction in operating expenses of $1.8 million as compared with the prior year quarter. The lower expense level has been achieved through headcount reductions and cost reduction measures. As compared with the prior year quarter, headcount has been reduced by 180 or 20%. The headcount reduction, an earlier plant shut down and other expense reduction initiatives were implemented in response to the lower market demand.

For the quarter, Sheridan Systems had operating income of $1.0 million as compared with $5.1 million in the prior year period. The reduction in operating income resulted from the lower revenue level and decreased gross margin which was not fully offset by expense reductions.

Backlog as of April 27, 1996 was $38.5 million and had decreased from the $46.1 million which existed at the end of the Company's second fiscal quarter. The current backlog remains below historical levels due to the continued lower market demand, reduced cycle times and shorter lead times demanded by the market.

Nine Months

Revenues of $91.3 million for the nine month period ended April 27, 1996 were $34.8 million lower than the comparable prior year period. The revenue decline has primarily been in bindery systems, which has accounted for $31.6 million of the shortfall. Weak market demand, for reasons described in the discussion of the third quarter, accounted for the variance to prior year. Revenues from sales of newspaper mailroom systems have increased $8.1 million in comparison to the prior year. The divestiture of the forms press , sheet fed parts and AIP service and supply business in July 1995 led to a $10.4 million decrease in revenues. The market trends and lower backlog levels described earlier are also applicable to the year to date result.

Gross margin of $22.2 million was $13.6 million lower than the prior year period due primarily to the reduced revenue level. The gross margin rate of 24.3% has declined 4.1 percentage points as compared to the prior year period. The decrease in margin rate was attributable to the lower volume, which unfavorably impacted the absorption of manufacturing costs, higher customer discounts and a less favorable product mix. Operating expenses of $21.8 million were $1.4 million favorable to the prior year period due to headcount reductions and other expense reduction initiatives which have been taken due to the lower volume.
Due to the lower revenues and related decline in gross margin, Sheridan Systems' operating income of $0.5 million was $12.2 million below the prior year nine month period.

                                AM MULTIGRAPHICS

Results for the quarter and nine month period ended April 27, 1996 and April 29, 1995 were:

                       Quarter Ended      Nine Months Ended
                     April      April      April      April
                      27,        29,        27,        29,
                      1996      1995       1996        1995
($ in millions)
Revenues               $45.1     $48.0     $132.7      $143.4
Operating Income(Loss)   0.2     (0.1)      (3.3)         0.6


The AM Multigraphics business segment serves the graphics arts industries in North America and Japan by distributing an extensive range of sheet fed offset duplicating presses, digital printing equipment, pre and post press equipment, and a wide range of supplies and technical services.

Third Quarter

Revenues of $45.1 million were $2.9 million under the prior year comparable period. The revenue decrease occurred primarily in sales of traditional duplicator machines and the related supplies and technical services. The lower revenues from duplicator products and services were consistent with longer term trends for these products. The decline in market demand for the Company's manufactured duplicator products has been the result of inroads made by competing printing technologies. The AM Multigraphics segment has focused its efforts on becoming a broad based distributor of equipment, supplies and services to the graphic arts markets and is transitioning out of manufacturing. The Company has efforts underway to phase out its manufacturing operations, expand its product offering through new distribution agreements and transition its organization structure and capabilities to function as an efficient distribution business.

Third quarter gross margin of $11.3 million was $1.8 million unfavorable to the comparable prior year period. The decline in gross margin was primarily due to lower volume and a changing product mix which included a higher proportion of lower margin, non-manufactured products. The shift in product mix was consistent with the Company's strategy to rely more on distributed products which tend to have lower gross margins. The decrease in gross margin was offset by reductions in selling, general and administrative expenses, which have resulted from the transition away from manufacturing, decreased headcount and increased operational efficiencies. Operating income of $0.2 million was $0.3 million favorable to the prior year period due to the expense reductions which have offset lower gross margin.

Nine Months

For the nine month period ending April 27, 1996 revenues of $132.6 million were $11.8 million below the comparable prior year period. The decrease in revenues occurred primarily due to lower sales of manufactured duplicator equipment, supplies and services. The decline in market demand for these duplicator products has been due to inroads by competing technologies. As previously stated, in response to this long term trend, the Company has elected to transition out of manufacturing and to provide, as a distributor, a wide array of products and services to its customers. The Company is actively adding state of the art products to distribute while it is in the process of transitioning its organization to being a cost effective distribution business serving the graphic arts industry. During the second quarter, the Company completed the sale of its Mt. Prospect, IL. manufacturing, distribution and headquarters facility. This sale enabled the headquarters and distribution operations to relocate to lower cost, more efficiently sized facilities in the nearby area.

Gross margin of $31.6 million for the nine months declined by $6.7 million from the comparable prior year period. As described in the discussion of the third quarter results, the lower gross margin primarily resulted from the decrease in volume and a shift in product mix to lower margin, distributed products. Operating expenses were reduced $2.9 million from the comparable prior year period, but the reduction, year to date, was not sufficient to offset the lower gross margin. Throughout the year, the Company has implemented measures to reduce cost and improve efficiencies, although the full benefit of these actions is not reflected in the total expense level through the first nine months of the current fiscal year. AM Multigraphics has an operating loss of $3.3 million for the nine months ended April 27, 1996 as compared with an operating profit of $0.6 million in the comparable prior year period. The reduction in operating profit resulted from the lower revenues and gross margins which were not fully offset by expense reductions.

                    AM MULTIGRAPHICS - DIVESTED SUBSIDIARIES

Results for the quarter and nine month period ended April 27, 1996 and April 29, 1995 were:

                          Quarter Ended          Nine Months Ended
                         April 27,  April 29,   April 27,  April 29,
                           1996        1995       1996      1995

($ in millions)
Revenues                     $0     $35.4      $40.0     $102.3

Operating Income
                             $0    $(1.0)     $(4.2)     $(3.1)


The Company had previously concluded that it should exit the unprofitable AM Multigraphics foreign operations and had been in the process of implementing this strategy over the past few years. The operations had not been profitable due to declining revenues and margins which primarily resulted from inroads by competing technologies and a highly competitive market. The Company undertook a number of initiatives in an attempt to reduce expense levels and return the operations to sustainable profit levels. These actions were not successful due to high implementation costs and various customary and statutory restrictions which limited the magnitude of the restructurings and the timeliness of the actions.

The AM Multigraphics foreign subsidiaries served certain foreign graphic arts markets. The subsidiaries were wholly owned and operated in the United Kingdom, the Netherlands, Belgium, France, Germany, Switzerland and Australia. The subsidiaries distributed an extensive range of sheet-fed offset duplicating presses, digital printing equipment, pre and post press equipment, and a wide range of supplies and technical services.

In February, 1996 the Company completed its program of exiting unprofitable foreign operations through the sale of its operations in the Netherlands, France and Belgium and the AM Multigraphics United Kingdom subsidiary commenced an Administrative Proceeding which will ultimately lead to the divestiture of the United Kingdom operation. The Company's existing reserves were adequate for the disposal of these operations and no gain or loss was recognized on these divestitures.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $7.4 million as of April 27, 1996 as compared with $19.9 million on July 31, 1995 resulting in a reduction of $12.5 million. In addition to the reduction in cash balances, net short term borrowings increased $9.6 million for the nine month period ended April 27, 1996.

The primary sources of cash from operating activities were a reduction in accounts receivable of $8.3 million and an increase in customer advances of $3.2 million. The reduction in accounts receivable was the result of the collection of comparatively higher outstanding balances which existed at July 31, 1995 due to a strong fourth quarter revenue level.

The primary uses of cash in operating activities were the net loss of $11.2 million , a reduction of accrued liabilities of $10.3 million and a reduction in deferred service contact income of $4.3 million. The reduction in accrued liabilities related primarily to payments made for restructuring initiatives, year end profit sharing payments, commissions and compensation payments, and warranty and installation expenses. The reduction in deferred service contract income was the result of a declining installed based of offset duplicating equipment.

In addition, the divested AM Multigraphics foreign subsidiaries had cash balances of $4.2 million when they were exited. Capital expenditures of $6.2 million were partially offset by depreciation and amortization of $3.8 million. The capital expenditures were primarily to upgrade systems and equipment and for leasehold improvements. The Company received $6.8 million in proceeds for the sale of its AM Multigraphics headquarters, manufacturing and distribution facility in Mt. Prospect, Illinois.

The $9.6 million increase in short term borrowings was required to fund the net loss, an increase in working capital and required payments to holders of general unsecured claims and priority tax claims under the Company's Plan of Reorganization.

The Company's principal credit facility is its $25.0 million revolving credit facility. The utilizations under this facility are limited by a calculated borrowing base which as of April 27, 1996 was approximately $16.0 million.

Although the Company has taken steps designed to reduce its use of cash (such as expense reductions and, in recent months, reducing purchases of inventory), based on current projections, the Company expects that its cash resources and current revolving credit facility will not provide sufficient capital resources and liquidity for the next twelve-month period. The Company is exploring a variety of strategic and financial alternatives to meet its liquidity needs.
The Company has retained Bear, Stearns & Co. Inc. to act as its financial advisor in connection with the proposed Heidelberg transaction, in addition to certain other potential strategic alternatives. On June 11, 1996 the Company announced that it has executed a non-binding letter of intent with Heidelberger Druckmaschinen AG for the sale of substantially all of the assets of the Company's Sheridan Systems Division. The total cash purchase price for the transaction is anticipated to be $56 million, subject to adjustments (see Note
6). The Company intends to use the proceeds to reduce liabilities and provide working capital. In addition, the Company is seeking to obtain new revolving credit facilities or the consummation of another transaction which would provide capital resources to the Company. There can be no assurances that the Company can consummate the transaction with Heidelberger Druckmaschinen AG, be able to renew or replace the existing Revolving Credit Facility upon its expiration or enter into any other transaction which would provide additional cash resources to the Company.

PART II   OTHER INFORMATION

Item 5 -  Other Information

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) constitute forward-looking statements`` within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) the demand for the Company's products, including the cyclical nature of demand for the products of the Company's Sheridan Systems Division, (ii) the pace of technological change, (iii) the results of the Company's efforts with respect to its AM Multigraphics business to phase out its manufacturing operations, expand its product offering through new distribution agreements and transition its organization structure and capabilities to function as an efficient distribution business, (iv) the outcome of the Company's continuing product development efforts in its Sheridan Systems Division business, (v) the resolution of disputed claims involving the Company relating to its bankruptcy proceedings or other matters, (vi) the outcome of the contemplated sale of substantially all of the Sheridan Systems Division, (vii) the extent to which adequate financing is available (including the Company's relationship with its current bank lenders and the outcome of its efforts to procure new credit facilities), and (viii) the outcome of any or the Company's efforts with respect to other strategic or financial alternatives.

Item 6 -  Exhibits

          27.  Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AM INTERNATIONAL, INC.



Date:  June 11, 1996               /s/Thomas D. Rooney
                                   Thomas D. Rooney
                                   Vice President and Chief Financial Officer