Form 10-K405
period 1996-07-31
AM INTERNATIONAL INC
filed 1996-10-29
CIK 2310

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                    For the fiscal year ended July 31, 1996
                          Commission File Number 1-683

                             AM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                              34-0054940
        (State of Incorporation)          (I.R.S. Employer Identification No.)
           431 LAKEVIEW COURT
         MT. PROSPECT, ILLINOIS                        60056
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (847) 375-1700

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
     Title of each class                            which registered
    ---------------------                       ------------------------
Common Stock, $0.01 par value                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                       None

                    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                   ----      ----

                    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of October 28, 1996:

                          Common Stock, $0.01 par value:   $12,431,950


                    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes   X     No_____

                    Indicate the number of shares outstanding of the Registrant's classes of common stock as of October 28, 1996:

            7,008,421 shares of Registrant's common stock, par value $0.01 per share were outstanding as of October 28, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for Registrant's next Annual Meeting of Stockholders (the "1996 Proxy Statement") are incorporated by reference into Part III.

                                     PART I


ITEM 1. BUSINESS

(a)      General Development of Business and Recent Events

         1.     Introduction.

                AM International, Inc. is incorporated in Delaware. As used herein, "Registrant" or the "Company" means AM International, Inc. and its subsidiaries, unless the context indicates the contrary.

                Registrant currently conducts its business through one business segment, AM Multigraphics, which serves the graphics arts industry in the United States. In September, 1996, Registrant sold its interest in AM Japan Co., Ltd. On October 17, 1996, Registrant's Canadian subsidiary initiated bankruptcy proceedings. Both of these subsidiaries were included as part of AM Multigraphics for financial reporting purposes. In the last eighteen months, as previously reported, Registrant has divested its Sheridan Systems and AM Multigraphics - International business segments.

                On August 27, 1996, Registrant sold substantially all of the assets and liabilities of the Sheridan Systems division, a leading supplier of systems and components to both the printing and newspaper publishing industries, to Heidelberger Druckmaschinen AG. The sale included substantially all of the assets and liabilities of Registrant's AM Graphics International Limited subsidiary in Slough, England.

                The disposition of the AM Multigraphics - International operations has taken place in stages, as Registrant has divested its unprofitable foreign subsidiaries. In February, 1996, Registrant's AM International UK Limited subsidiary in England entered into an Adminstration proceeding, which resulted in the sale of certain portions of that business. In March, 1996, Registrant sold its Netherlands holding company, including all its subsidiaries in the Netherlands, France and Belgium, to a local management buyout team.

                All financial information has been restated to reflect the Sheridan Systems and the AM Multigraphics - International operations as discontinued operations. AM Multigraphics is a distributor of an extensive range of equipment, supplies and services to the graphics arts industry, having recently undertaken the final steps to exit the manufacture of equipment. The majority of Registrant's equipment, systems and supplies are sold under the AM Multigraphics(R) brand name. To complement and expand its product lines, Registrant purchases additional products from outside suppliers, which are sold either under Registrant's or the producing company's trade names.

                On October 29, 1996 the Company entered into a definitive Merger Purchase Agreement with a corporation newly formed by affiliates of Pacholder Associates, Inc., a Cincinnati-based provider of investment management, financial advisory and investment banking services to institutional clients. This agreement provides for the merger of a subsidiary of purchaser with and into the Company pursuant to which the current shareholders of the Company will receive $5.00 per common share and the Company will become a wholly-owned subsidiary of the purchaser. The transaction is conditioned upon the purchaser finalizing a credit facility within 30 days as well as a number of additional conditions, including approval by a majority of the shareholders of the Company at a meeting tentatively scheduled for January, 1997.

         2.     Bankruptcy Proceedings.

                On May 17, 1993, Registrant and its subsidiary, Addressograph-Multigraph Corporation ("AMC"), filed for protection under Chapter 11 of the United States Bankruptcy Code, in The United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") case numbers 93-582 through 93-583 (the "Bankruptcy Proceedings"). Registrant also filed on that date a proposed Plan of Reorganization. The Chapter 11 filing related to Registrant's domestic operations and did not include its foreign subsidiaries.

                On August 26, 1993, a hearing was held by the Bankruptcy Court to consider approval of a Disclosure Statement to be distributed to creditors and shareholders of Registrant. After that hearing, and by Order of the Bankruptcy Court dated August 26, 1993, the Second Amended Disclosure Statement (hereinafter the "Disclosure Statement") was approved as containing "adequate information" for creditors and shareholders of Registrant in accordance with
Section 1125(b) of the Bankruptcy Code. Further information on the First Amended Plan of Reorganization as amended by Amendment No. 1 thereto (as so amended the "Plan") and the disclosures made in connection therewith, is available in the Disclosure Statement and the Plan incorporated herein by reference to Exhibits 28 and 10(A), respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, File No. 1-683.

                On September 29, 1993, Registrant's Plan was confirmed by the Bankruptcy Court. In general, the Plan provided for distribution of approximately 7,000,000 shares of new Common Stock ("Common Stock"), of which approximately 97% was distributed to former holders of Registrant's 12% Senior Subordinated Debentures, 2% to former holders of Registrant's $2.00 Convertible Exchangeable Preferred Stock ("Old Preferred Stock") and 1% to former holders of Registrant's Common Stock ("Old Common Stock"). The Plan also provided for distribution of 1,095,000 Warrants to Purchase Common Stock ("Warrants") to former holders of Old Preferred Stock. The Warrants permitted the holder to purchase an aggregate of 1,095,000 shares of Common Stock until October 15, 1996 at an exercise price of $18.00 per share, but have now expired and are of no further effect. Under the Plan, general unsecured creditors are to be paid in full over a period of five years with interest at 5% per annum unless they elected to be paid in full under the convenience class (claims under $2,000) or unless they elected before September 29, 1993 to receive Common Stock in lieu of cash.

                The Plan became effective on October 13, 1993 (the "Effective Date"). Distributions provided for in the Plan, including Common Stock and Warrants, commenced on that date. On the Effective Date, all Old Preferred Stock, Old Common Stock, Old Warrants to Purchase Common Stock and Old Preferred Stock Purchase Rights attached to the Old Common Stock were canceled and became of no further force and effect except as evidence of the holder's entitlement to a distribution under the Plan. All exchange rights associated with the Old Preferred Stock and Old Common Stock expired on October 13, 1995. For information relating to shares of Common Stock outstanding and shares of Common Stock held for exchange as described above, see Notes 4 and 14 of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof. Also on the Effective Date the former directors of Registrant were replaced.

         3.     Events Leading to Bankruptcy Proceedings.

                Reference is made to Section D of Part III of the Disclosure Statement (pages 22 to 29), incorporated herein by reference to Exhibit 28 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, File No. 1-683, for information on the general development of the business of Registrant and events which led to commencement of the Bankruptcy Proceedings on May 17, 1993.

         4.     Corporate Structure of Registrant

                Registrant, AM International, Inc., was originally incorporated in Delaware in 1924 as Addressograph Securities Corporation. Registrant has had several name changes, one of which was Addressograph-Multigraph Corporation for the period May 6, 1931 to January 2, 1979. Registrant's subsidiary, Addressograph-Multigraph Corporation ("AMC") was originally incorporated in Delaware in

August 1972 as AM International, Inc. and changed its name to Addressograph-Multigraph Corporation on January 2, 1979. Until October 13, 1993, AMC was a wholly owned subsidiary of Registrant and was a holding company for certain foreign subsidiaries. Pursuant to the Plan, AMC was merged with and into Registrant on October 13, 1993.


(b)      Financial Information About Industry Segments

                See the information in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 to the "Notes to Consolidated Financial Statements" under the section entitled "Geographic Segments" contained in Items 7 and 8 of this Report, respectively.

 (c)     Narrative Description of Business

                Registrant currently conducts its business through its one remaining business segment: AM Multigraphics, which currently has approximately 800 employees. AM Multigraphics is a distributor of equipment, supplies and services to the graphic arts industry, and is currently exiting the engineering and manufacturing of offset duplicating equipment and supplies to focus exclusively on distribution of equipment, supplies and service. In 1996, the Registrant divested its Sheridan Systems and AM
Multigraphics - International operations in previously reported transactions.

         AM Multigraphics is headquartered in Mount Prospect, Illinois, where, historically, it has manufactured and distributed a broad product line of equipment and supplies and provided services for the graphics arts industry through its own direct sales and service organizations in the United States. AM Multigraphics products traditionally have included small offset printing equipment, automated copy/duplicating systems, digital color printing systems, pre and post press products and supplies.

                Presently, AM Multigraphics is completing its plans to exit the engineering and manufacturing of offset duplicating equipment to focus entirely on distribution of supplies, services and equipment to the graphics arts industry. The declining market for the segment's traditional offset duplicator products, due to inroads by alternative technologies, resulted in the re-evaluation of its traditional strategy and the decision to exit manufacturing and focus upon the distribution of supplies, services and equipment. Accordingly, the Registrant today is focused on (1) supplies and prepress products, and (2) service and parts.

         The supplies and prepress category consists of consumable products used in the production of printed materials, such as films, inks, plates, rubber rollers, cleaning solutions and cotton pads, as well as pre-press products such as platemakers and image-setters. The Registrant tracks various categories of these products, none of which accounts for more than 10% of its revenues. Similarly, no single supplier accounts for more than 10% of Registrant's revenues.

         The service and parts category provides service for the traditional installed base of offset duplicators and associated prepress products and simple bindery equipment. The Company has 400 service representatives.

         The following table sets forth the breakdown of revenues among machines, supplies and services in the United States, Canada and Japan for fiscal 1996, 1995 and 1994.




                              Twelve Months Ended July 31,
                        ----------------------------------------
                          1996            1995            1994
                        --------        --------        --------
UNITED STATES
  Machines              $ 39,598        $ 50,829        $ 46,775
  Supplies                40,921          43,578          45,599
  Services                47,511          52,748          55,936
                        --------        --------        --------
                         128,030         147,155         148,310
                        --------        --------        --------

CANADA
  Machines                 4,352           3,849           4,599
  Supplies                 2,312           2,842           2,865
  Services                 3,287           3,594           4,093
                        --------        --------        --------
                           9,951          10,285          11,557
                        --------        --------        --------

JAPAN
  Machines                13,574          15,928          14,889
  Supplies                11,361          12,383          10,376
  Services                 5,136           5,734           5,216
                        --------        --------        --------
                          30,071          34,045          30,481
                        --------        --------        --------

TOTAL
  Machines                57,524          70,606          66,263
  Supplies                54,594          58,803          58,840
  Services                55,934          62,076          65,245
                        --------        --------        --------
                        $168,052        $191,485        $190,348
                        ========        ========        ========

         AM Multigraphics also manages a network of approximately 74 independent dealers and sales representatives selling in approximately 95 other countries.

                The principal customers of AM Multigraphics include in-plant print shops, franchised and independent quick print shops, small commercial printers and governmental and educational institutions. AM Multigraphics has in excess of 50,000 customers. No customer accounts for more than 10% of Registrant's revenues.

         5.  Competition and Competitive Conditions

                The Company operates in a highly competitive market in which price, delivery and customer service are key factors. The Registrant's customers are in-plant, quick print and small commercial printer market segments. The market for small offset duplicator presses, the traditional proprietary equipment of the division, is mature and continues to face competition from alternative technologies. Because the installed base of equipment has historically provided the primary market for many of Registrant's services and supplies, the Company is increasingly reliant on its general distribution capabilities in continuing to serve its market segments. Gross margins are expected to decrease as the Company seeks to add product lines through distribution agreements, joint ventures and affiliations with third parties. To offset the lower margins the Company has invested in information systems and has undertaken other reorganization measures to increase efficiency and lower expenses.

         The competitive market is also one of heavy regional competition, but consolidation of dealers is occurring, which brings consolidated buying power and distribution cost efficiencies. The Registrant's investments in information systems and other reorganization measures are designed to enable it to expand its business opportunities with existing customers and possibly to add volume through acquisitions over time.

         6.     Cyclical Nature of Business and Liquidity

                The revenues of Registrant are dependent upon trends in the printing industry, which are a function of (among other factors) overall economic factors and advertising expenditures. The backlog for the AM Multigraphics segments is less than 5% of annual revenues and is not a material factor in the conduct of the business. Registrant believes that substantially all of this backlog will be shipped during the 1997 fiscal year.

                Certain customers of AM Multigraphics require long-term financing for purchases of equipment distributed by the Company. Registrant cooperates with various independent finance and leasing companies to provide such financing. These agreements are sometimes on a partial recourse basis with remarketing arrangements on a non-discretionary, non-priority basis. From time to time, Registrant's operations enter into long-term leases with their customers. Registrant periodically sells identified pools of lease receivables and pools of rental equipment to financial institutions on a limited recourse basis. The existence of such financing is not, however, significant to Registrant's domestic or international operations each taken as a whole.

         7.     Research and Development; Patent and Trademarks

                Approximately $0.4 million was expended by Registrant for research and development in fiscal 1996, $0.7 million in 1995, and $0.6
million in 1994.   Registrant's research, development and engineering
expenditures are made primarily to maintain competitive product offerings.

                Registrant owns or is licensed under various patents and trademarks. While such rights are important, Registrant does not believe that its business as a whole is materially dependent on any one patent or trademark or group of patents or trademarks.

ITEM 2.  PROPERTIES

                Registrant's principal executive offices are located in Mt. Prospect, Illinois. Registrant moved its corporate headquarters from Rosemont, Illinois to its current headquarters in September, 1996, following the disposition of Registrant s Sheridan Systems division. Registrant moved to Rosemont in April, 1995 and previously had been located at the AM Multigraphics facility in Mt. Prospect, Illinois since March 22, 1993 when it moved from its downtown Chicago location.

                In 1996, Registrant undertook the relocation of its AM Multigraphics operations from its 700,000 square foot manufacturing and office facility in Mt. Prospect to newer, more cost efficient facilities. The project consisted of three parts: (1) relocation of the business offices to a 64,400 square foot facility in Mt. Prospect; (2) relocation of the distribution center to an 80,000 square foot nearby complex in Arlington Heights, Illinois, to enhance the unit's distribution capabilities; and, (3) the sale of its former Mount Prospect, Illinois facility for approximately $6.8 million in 1996.

                Registrant owns or leases distribution, sales and service facilities throughout the United States. In the United States, Registrant occupies 30 leased facilities with total square footage of 455,000. Leases for approximately 185,000 square feet will expire in April and May of 1997, and will not be renewed.

                The facilities occupied by Registrant as of October 28, 1996, which have more than 20,000 square feet of space or which are otherwise material to Registrant's businesses, are set forth below. Although certain facilities remain underused, Registrant believes that the properties and equipment included therein are well maintained, in good operating condition and adequate for the current needs of its operations.

                                FACILITIES

                                                                            APPROXIMATE SQUARE
                                                                            FEET OF FLOOR AREA
                                                                           --------------------
         LOCATION AND BUSINESS SEGMENT              USE (1)                 OWNED       LEASED
         -----------------------------              -------                 -----       -------

         Corporate
         ---------
         Rosemont, Illinois                                     ADM                  10,700  (2)

         AM Multigraphics - Domestic
         ---------------------------
         Arlington Heights, Illinois                           DIST                  79,700  (3)
         Mt. Prospect, Illinois                        MFG/ADM/DIST                 175,000  (4)
         Mt. Prospect, Illinois                                 ADM                  64,400  (3)





         ______________________________________________
         (1) ADM = Administrative; MFG = Manufacturing and
             Engineering; DIST - Distribution Center; R&D = Research and Development.
         (2) Lease expires in May, 1997, and will not be renewed.
         (3) Leases expire in 2005.
         (4) Manufacturing operations are winding up and lease for this facility will expire in April, 1997, and will not be renewed.

ITEM 3.    LEGAL PROCEEDINGS

                 Reference is made to Item 1, Section (a) Paragraph 2, for information on Registrant's Bankruptcy Proceedings. The commencement of the Bankruptcy Proceedings resulted in an automatic stay of certain litigation against Registrant pursuant to Section 362 of the Bankruptcy Code as of May 17, 1993. Therefore, with certain exceptions, all legal proceedings against Registrant pending as of May 17, 1993, will be resolved through the bankruptcy process. In addition, there are significant claims pending in the Bankruptcy Proceeding. Registrant believes the resolution of these legal proceedings and claims will not have a material adverse effect on the business or the financial position of Registrant.

                 Registrant has been notified of various environmental matters in connection with certain current or former locations in Illinois, Indiana, Ohio, Pennsylvania, and Rhode Island. Registrant believes that the legal liability relating to such matters, if any, will either be resolved consensually between Registrant and relevant governmental authorities or will be subject to resolution through the bankruptcy process as with other disputed claims. Registrant believes the resolution of these matters will not have a material adverse effect on the business or the financial position of Registrant.

                 Registrant is involved in various other administrative and legal proceedings incidental to its business, including product liability and general liability lawsuits against which Registrant is partially insured. The resolution of these other proceedings is not expected to have a material adverse effect on the business or the financial position of Registrant.


ITEM 4.    RESULT OF VOTES OF SECURITY HOLDERS.

                 None.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

                 The following is a list of the names and ages, as of October 28, 1996, of all of the executive officers of Registrant and all positions and offices of Registrant held by each person and each such person's occupation or employment on such date and during the preceding five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement.

                                   Positions and Offices Held and
                                   Principal Occupations or Employment
Name                     Age       During the Past Five Years
------------------       ---       -------------------------------------------------
Jerome D. Brady          52        Chairman of the Board of Directors, Chief Executive Officer and President
                                   since September 1994.  Mr. Brady was Vice President of FMC Corporation, a
                                   manufacturer of chemicals and machinery, and General Manager of its Food
                                   Machinery Group from October 1992 until he joined the Company.  From 1978 to
                                   1992 Mr. Brady held a number of senior management positions at Harsco
                                   Corporation, a diversified industrial manufacturing and services company, most recently as Senior Vice President of Operations responsible for the
                                   Industrial Services and Building Products Group.

Steven R. Andrews        43        Vice President, General Counsel and Secretary of Registrant since June 1994.
                                   Mr. Andrews was Vice President and General Counsel of Amana Refrigeration,
                                   Inc., a manufacturer of major household appliances, from February 1993 to
                                   June 1994 and Senior Deputy General Counsel of Registrant from January 1992 to February 1993.  From 1988 to 1991 Mr. Andrews was Associate General
                                   Counsel of Tonka Corporation, an international manufacturer and marketer of toys and games.

Gregory T. Knipp         41        Treasurer of Registrant since September 1995.  From 1987 to 1994 Mr. Knipp held several treasury-related management positions of Registrant, including that of Assistant Treasurer from 1994 to 1995.  From 1981 to 1987, Mr. Knipp was the Cash Manager of Woodland Services Co., a spinoff company of Masonite
                                   Corporation.  Prior to 1981, Mr. Knipp was an auditor with Peat Marwick
                                   Mitchell & Co.

Thomas D. Rooney         49        President of Multigraphics since August of 1996, Vice President of
                                   Registrant since February 1986, Chief Financial Officer since August 1993, and Controller and Chief Accounting Officer of Registrant from September
                                   1989 to August 1993.  From 1986 to 1989 Mr. Rooney was President of
                                   Registrant's former AM Bruning division, a manufacturer and distributor of equipment, supplies and services for the engineering graphics market.

                                       9

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

                 (a) Market and Other Information

                 Registrant's Plan of Reorganization provided for the amendment and restatement of Registrant's Certificate of Incorporation and Bylaws. The new charter authorized 50 million shares of stock of which 40 million shares were reserved for issuance as new Common Stock and 10 million shares were reserved for issuance as new Preferred Stock. On the Effective Date of the Plan, the Board of Directors authorized the issuance of 7 million shares of new Common Stock, $.01 par value, to holders of claims and interests as described in Note 14 of "Notes to Consolidated Financial Statements" contained in Item 8 hereto.

                 On the Effective Date, Registrant also issued 1,095,000 new Warrants to Purchase Common Stock at an exercise price of $18.00 per share which expired on October 15, 1996, and are of no further effect.

                 At the Annual Meeting of Stockholders held on December 8, 1994, Registrant's stockholders approved the 1994 Long- Term Incentive Plan (the "Plan"). In conjunction therewith, an additional aggregate of 1,400,000 Common Stock shares are available pursuant to and in accordance with the terms of the Plan, subject to adjustments as provided in Section 6.7 of the Plan.

                 Registrant's new Common Stock, $.01 par value commenced trading on the American Stock Exchange on December 6, 1993 under the ticker symbol "AM."

                 For information regarding quarterly stock prices for the Common Stock, see Note 13 to the "Notes to Consolidated Financial Statements" in Item 8 entitled "Quarterly Financial Information."

         (b)     Holders

                 At October 28, 1996, Registrant had approximately 1,200 stockholders of record.

         (c)     Dividends

                 Registrant has not paid cash dividends on its Common Stock since August 15, 1981.

ITEM 6.    SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY - Financial information has been restated to reflect the Sheridan Systems and the Multigraphics - International operations as discontinued operations.


                                              Reorganized Company             |           Predecessor Company
                                  --------------------------------------------|------------------------------------------
                                          Years  Ended         Sept. 30, 1993 | Aug. 1, 1993       Years Ended July, 31
                                  ----------------------------     Through    |     Through        ---------------------
                                  July 31, 1996  July 31, 1995 July 31, 1994  | Sept. 29, 1993       1993        1992
                                  -------------  ------------- -------------  |--------------     ----------- ---------
                                                                              |
OPERATIONS                                                                    |
   Revenues                        $168.1      $191.5          $163.8         | $26.5              $195.7      $202.4
   Gross profit                      37.6        52.7            51.4         |   7.0                57.0        62.5
     as a percent of revenues        22.4%       27.5%           31.4%        |  26.4%               29.1%       30.9%
  Unusual items (inc.)/exp.           7.0         0.0             0.0         |   0.0                37.6         0.0
  Operating income (loss)           (16.4)       (2.5)            6.8         |  (2.0)              (34.3)      (75.4)
     as a percent of revenues        (9.8%)      (1.3%)          (4.2%)       |  (7.5%)             (17.5%)     (37.3%)
  Net Income (Loss) from                                                      |
      Continuing Operations         (20.2)       (4.2)            2.1         |  21.8               (43.8)      (83.1)
  Income (Loss) from                                                          |
     discontinued operations        (25.3)        8.8             4.6         | (27.8)              (81.9)      (41.7)
  Extraordinary Gain                  0.0         0.0             0.0         |  58.7                 0.0         0.0
  Net income (loss)                ($45.5)       $4.6            $6.7         | $52.7             ($125.7)    ($124.8)
Capital Employed                                                              |
  Working capital                   (38.9)       61.5             8.7         |  (17.6)                5.6       (23.6)
  Total assets                       98.0       163.1           169.2         |  164.4               175.4       271.8
  Long-term debt                      8.5        14.9            19.4         |   25.5               129.0        62.6
  Shareholders' equity                2.3        48.3            42.8         |   36.0               (49.7)       69.3
Per Common Share                                                              |
  Net income (loss) from                                                      |
   continuing operations           ($2.88)     ($0.59)          $0.30         |    N/A                 N/A         N/A
  Market price - High (1)(3)       $8.375     $12.250         $11.875         |    N/A                 N/A         N/A
                    Low (1)(3)     $1.875      $8.125          $8.750         |    N/A                 N/A         N/A
Average number of common  shares                                              |
  and equivalents (in thousands)(2) 7,009       7,021           7,006         |    N/A                 N/A         N/A
NUMBER OF EMPLOYEES AT YEAR END     1,121       1,378           1,520         |  1,633               1,662       1,897
                                   ------      ------        --------         | ------              ------      ------

     (1) Trading of Reorganized Company Common Stock commenced on December 6, 1993.

     (2) The net income per common share and average number of common shares and equivalents for the Company has not been presented as this information is not comparable.

     (3) Trading of Predecessor Company Common Stock and Preferred Stock was suspended on May 21, 1993. Periods prior to this date are not presented as they are not comparable.

Refer to Management's Discussion and Analysis for explanations of significant factors affecting comparability of the above date.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF CONTINUING OPERATIONS AND DISCONTINUED OPERATIONS

         Over the past several years, the Company has formulated and executed various restructuring plans in order to improve operating results. These plans have included the exit from certain unprofitable foreign subsidiaries, the divestitures of non-core product lines, the exit from manufacturing operations at AM Multigraphics and the implementation of strategic investments in new products and capabilities. In July 1996 the Company entered into an Asset Purchase Agreement with Heidelberger Druckmaschinen AG for the sale of its Sheridan Systems segment. The sale of Sheridan Systems was concluded in August 1996. In addition, during 1996 the Company disposed of its AM Multigraphics-International Operations. These segments are reflected as discontinued operations. Included in Continuing Operations are results of the two remaining foreign subsidiaries; however, the Company sold its interest in AM Japan Co., Ltd. in September, 1996, and on October 17, 1996, AM Canada filed a voluntary assignment in bankruptcy.


CONTINUING OPERATIONS

Results of Operations

(dollars in millions)

                                                  Year ended July 31,
                                     1996             1995               1994
                                    ------           ------             ------
Revenues                            $168.1           $191.5             $190.3
Operating Income (Loss)               16.4)            (2.5)               4.8
Non Operating Expenses                (3.9)            (3.2)              21.5
                                    ------           ------             ------
Pre Tax Income (Loss)                (20.3)          $ (5.7)            $ 26.3
Net Income (Loss)                    (20.2)          $ (4.2)            $ 23.9
                                    ======           ======             ======

          Note: To facilitate a meaningful discussion of the Company's comparative operating performance in fiscal years 1996, 1995, and 1994, the results are presented on a traditional comparative basis for all periods. Consequently, the information presented for fiscal year 1994 does not comply with the accounting requirements for companies upon emergence from bankruptcy, which calls for separate reporting for the Reorganized Company and the Predecessor Company.

OPERATING RESULTS

         The Continuing Operations are comprised of one business segment, the AM Multigraphics segment. The AM Multigraphics segment serves the graphics arts industries in North America, and until September 1996 Japan, by distributing an extensive range of sheet fed offset duplicating presses, digital color printing equipment, pre and post press equipment, and a wide range of supplies and technical services. In 1995 the operation initiated efforts to transition out of engineering and manufacturing to focus primarily on distribution, sales and service activities.

         In response to declining demand for manufactured duplicator products and services, AM Multigraphics developed a strategic plan during 1995 to transition from being a manufacturing based supplier to becoming a broad based distributor of equipment, supplies and services to the graphics arts markets. Efficiency in providing a broad line of products and services to its large customer base and differentiation through the provision of technical service and support are the tactical objectives of the strategy. The Company has efforts underway to phase out its manufacturing operations, expand its product offering through new distribution agreements and transition its organization structure and capabilities to function as an efficient distribution business. While progress has been made in adding new products, updating and enhancing systems and restructuring the organization, significant efforts to complete the transition from a manufacturing based supplier to a distribution business still need to be completed. In addition, with the divestiture of Sheridan Systems, it will be necessary for the Company to restructure its corporate staff and eliminate excess facilities and equipment.

         During September of fiscal year 1994, the Company emerged from Chapter 11 Bankruptcy. The Company had operated under the protection of Chapter 11 following a voluntary petition for reorganization filed in May 1993. With the emergence from Chapter 11 in 1994, the Company adopted Fresh Start Reporting, which resulted in material changes to the balance sheet, including valuation changes of assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the business.

          Revenues in 1996 declined $23.4 million, or 12% from the prior year period. In 1995 revenues increased slightly after a decline of 3% in 1994 from 1993. The decline in revenues, which has been consistent with longer term trends, has occurred principally in the sheet fed offset duplicator products which include press and post-press machines, supplies and maintenance services. The duplicator machines and supplies are products which have been largely manufactured by the Company. Market demand for the Company's duplicator products has declined due to inroads from competing printing technologies. As a result of these competitive inroads, the installed base of duplicator equipment has experienced long term decline which has led to decreased sales of equipment, supplies and services. In addition, the Company experienced significant liquidity problems during 1996 which led to a reduction in inventory levels, among other things. The lower inventory level negatively affected the Company's ability to serve its supply and service customers which resulted in lower revenues and gross margin. The subsidiaries in Japan and Canada, which the Company has divested, contributed revenues of $40.0 million in 1996, $44.3 million in 1995 and $42.1 in 1994.

         Non Operating Expenses consisted primarily of interest expense in 1996, 1995 and 1994. The interest expense related primarily to borrowings under the Domestic Revolving Credit Agreement, which have been required to fund operations, and interest on general unsecured claims and priority tax claims from the Company's reorganization. In 1994 the Company recorded reorganization income of $23.9 million which pertained to the adoption of Fresh Start Reporting, as previously described. The income resulted from fair market adjustments to tangible assets and liabilities of $8.0 million, a provision of $10.1 million to accrue for professional fees related to the reorganization, and to record the Reorganization Value in Excess of Fair Market Value of $26.0 million.

         The net loss of $20.2 million from Continuing Operations in 1996 worsened by $16.0 million as compared with 1995. The increased loss was primarily due to volume driven margin erosion in 1996, declines in gross margin rates resultant from shifts in product mix to lower margin distributed products, and restructuring charges. The restructuring charges of $7.0 million in 1996 related to the shutdown of manufacturing operations, the closure of corporate offices and the exit costs for the Canadian subsidiary. Continuing Operations had a net loss of $4.2 million in 1995 compared with a net income of $23.9 million in 1994. With the emergence from Chapter 11 in 1994, the Company adopted Fresh Start Reporting, which resulted in material changes to the balance sheet, including valuation changes of assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the business. The reorganization and adoption of Fresh Start Reporting in 1994 resulted in a one time reorganization income of $23.9 million.

  The decrease in net income for the year ended July 31, 1995 as compared with fiscal year 1994 was again primarily due to lower gross margins related to the change in product mix to lower margin distributed products. In addition, in 1994 the Company recorded a favorable adjustment of $23.9 million which resulted from the adoption of Fresh Start Reporting in 1994, as previously described.

DISCONTINUED OPERATIONS

Results of Operations

                 (dollars in millions)                          Year Ended July 31,
                                                            1996        1995       1994
                                                            ------     ------     ------
Revenues

   Sheridan Systems                                         $109.3     $182.2     $158.1
   AM Multigraphics - International                           40.0      135.8      142.4
                                                            ------     ------     ------
            Total                                            149.3      318.0      300.5

Operating income (loss)
   Sheridan Systems                                           (2.6)      17.8       14.4
   AM Multigraphics - International                           (4.2)      (5.7)      (2.5)
   Unusual items income (expense)                                -        4.8          -
                                                            ------     ------     ------
             Total                                            (6.8)      16.9       11.9

Non operating expense                                         (2.6)      (3.5)     (30.9)
                                                            ------     ------     ------
Pre-tax income (loss)                                         (9.4)      13.4      (19.0)

Income (loss)                                                (10.1)       8.8      (23.2)

Loss on sale                                                 (15.2)         -          -
                                                            ------     ------     ------

Income (loss) from discontinued operations                  $(25.3)    $  8.8     $ 23.2
                                                            ======     ======     ======

          Note: To facilitate a meaningful discussion of the Company's comparative operating performance in fiscal years 1996, 1995 and 1994 the results are presented on a traditional comparative basis for all periods. Consequently, the information presented for fiscal year 1994 does not comply with the accounting requirements for companies upon emergence from bankruptcy, which calls for separate reporting for the Reorganized Company and the Predecessor Company.


OPERATING RESULTS

         The Discontinued Operations is comprised of two business segments, the Sheridan Systems segment and the divested AM Multigraphics - International segment. The Sheridan Systems business serves the printing and newspaper publishing industries by providing bindery systems and newspaper mailroom systems. The products sold by Sheridan Systems were largely capital equipment items and market demand has historically been cyclical. The divested AM Multigraphics - International segment served certain foreign graphics arts markets through wholly owned subsidiaries, situated primarily in Europe. The divested AM Multigraphics - International subsidiaries distributed an extensive range of sheet-fed offset duplicating presses, digital color printing equipment, pre and post press equipment and a wide range of supplies and technical services.

          The net loss from Discontinued Operations was $25.3 million in 1996 compared to net income of $8.8 million in 1995, and a net loss of $23.2 million in 1994. The increased loss in 1996 over 1995 resulted primarily from deteriorating market conditions for the Sheridan Systems segment in 1996, and a $15.2 million loss recorded on the sale of the segment. During September of fiscal year 1994, the Company emerged from Chapter 11 Bankruptcy. The Company had operated under the protection of Chapter 11 following a voluntary petition for reorganization filed in May 1993. With the emergence from Chapter 11 in 1994, the Company adopted Fresh Start Reporting, which resulted in material changes to the balance sheet, including valuation changes of assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the business. The reorganization and adoption of Fresh Start Reporting in 1994 resulted in a one time reorganization expense of $27.0 million.

         The operating results of Sheridan Systems significantly varied from period to period primarily due to the cyclical nature of the business which dramatically affected revenue levels and gross margins. Orders for Sheridan Systems bindery and newspaper mailroom products have been in the millions of dollars and therefore revenues, margins and customer backlogs varied significantly depending on the timing of customer orders. In 1996 Sheridan Systems revenues declined $72.9 million from the prior year . Weak market demand and a low beginning backlog were the principal reasons for the decrease in revenues. The weak market demand was attributable to a combination of factors which include a reduction in printed product for magazines, catalogs and direct mail and the existence of excess capacity in the printing industry. Historically, the health of the retail sector of the U.S. economy which directly impacts advertising expenditures impacts market demand. Sheridan Systems incurred an operating loss of $2.6 million in 1996, compared to income of $17.8 million in the prior year period due principally to the lower volume. Fiscal year 1995 revenues increased 15% over 1994 largely due to higher orders particularly for bindery equipment, and a reduction in backlog. In 1995 Sheridan Systems recognized approximately

$20.0 million in revenues from prototype equipment which had been shipped in 1994 and accepted by customers in 1995. The operating income in 1995 of $17.8 million improved by $3.4 million over 1994 due to the increased revenue level and related gross margin increase. The 1994 operating results reflected revenues of $158.1 million which was only slightly improved over 1993.

         The results of the divested AM Multigraphics - International segment consistently reflected operating losses and declining revenues. The revenue decreases, throughout the periods, were attributable to declining market demand for offset duplicating presses and the related erosion of the installed base of duplicating equipment. The decline in market demand has been the result of inroads made by competing printing technologies. The users of duplicators have been the principal customers for the related supplies and services. The divested AM Multigraphics - International operations were also adversely impacted by decreases in sales and margins of electronic pre-press products due to competitive pressures in all periods. The Company undertook numerous restructuring initiatives in response to the declining revenues and operating losses, with significant headcount reductions accomplished and overall cost reductions implemented over the reporting periods. The restructurings were costly due to local statutory requirements and required labor negotiations which slowed the implementation of cost reduction actions. Despite these restructuring efforts and cash expenditures the Company was not able to eliminate the operating losses which ultimately led to the divestiture of these operations.

         In 1996 the Company had unusual item expense of $15.2 million which resulted from the sales of substantially all of the assets and liabilities of the Sheridan Systems division. In 1995 the Company had unusual item income of $4.8 million. This income resulted from divestitures of non-core product lines in the Discontinued Operations. The divestitures included the sale of certain assets related to the service of forms and sheetfed presses, the service and supply business formerly known as Advanced Imaging Products, and the U.K. copier business.

         Non Operating expenses include interest expense, primarily on borrowings under the Revolving Credit Agreement and goodwill amortization expense. In 1994 the Company recorded reorganization expense of $27.0 million which pertained to the adoption of Fresh Start Reporting, as previously described. The expense resulted from fair market adjustments to tangible assets and liabilities of $9.7 million, a write off of existing Goodwill of $39.8 million and to record the Reorganization Value on Excess of Fair Market Value of $22.5 million.

LIQUIDITY AND CAPITAL RESOURCES


         The Company's total cash and cash equivalents were $2.6 million as of July 31, 1996 as compared with $12.6 million on July 31, 1995. In addition to the reduction in cash balances, net short term borrowings increased $8.2 million from prior year levels.

         During 1996, the primary sources of cash from operating activities were a reduction in inventories of $13.1 million, and an accounts receivable reduction of $6.3 million. The inventory reduction in the current period was primarily the result of the phase out of machine manufacturing activities and a related reduction in parts and finished goods inventories.
The reduction in accounts receivable was the result of the collection of comparatively higher outstanding balances which existed at July 31, 1995 due to a higher revenue level in the period. Throughout the reporting periods, collection rates have remained relatively consistent while increases and decreases in the overall accounts receivable balance were due principally to changes in revenue levels.

         The primary use of cash in 1996 was the net loss of $45.5 million.
The net loss included a loss of $25.3 million from discontinued operations. This loss in discontinued operations was offset by a reduction in assets of discontinued operations prior to their divestiture of $26.3 million. The reduction in the discontinued operations assets was primarily the collection of accounts receivable and other long term assets, primarily lease receivables.

         Capital expenditures of $9.0 million in 1996 were primarily to upgrade systems and equipment and to provide for leasehold improvements. The Company received $6.8 million in proceeds for the sale of its AM Multigraphics headquarters, manufacturing and distribution facility in Mt. Prospect, Illinois. The Company has committed to capital expenditures related to certain increased systems capabilities. These expenditures will be financed utilizing a combination of cash balances, funds obtained under the revolving credit facility, and third party lease arrangements.

         The Company's principal credit facility as of July 1996 was its $25.0 million revolving credit facility, which expired in October 1996. The utilizations under this facility were limited by a borrowing base which as of July 31, 1996, was approximately $18.4 million. The $8.2 million increase in short-term borrowings for the year ended July 31, 1996, was required to principally fund the net loss, required payments to holders of general unsecured claims, and priority tax claims under the Company's Plan of Reorganization and lease obligations.

         In August 1996 the Company completed the sale of its Sheridan Systems segment for proceeds of $50.1 million. In September the Company collected approximately $11.0 million from the sale of its interest in AM Japan Co., Ltd. The increase in cash balances from these transactions provides the Company with adequate financial resources for the foreseeable future. At September 28, 1996, the Company had a cash balance of $41.2 million after repaying bank debt and meeting other short-term obligations. The Company is currently seeking to obtain new banking facilities to provide for the issuance of letters of credit, fund selected customer financing programs, and increase liquidity to the Company.

PLAN OF REORGANIZATION

          On September 29, 1993 the Company's Reorganization Plan (the Plan) was confirmed by the United States Bankruptcy Court, with the Plan being consummated on October 13, 1993. As a result of the reorganization and the recording of the restructuring transaction and implementation of Fresh Start Reporting, the Company's results of operations for the year ending July 31, 1996 are not comparable to the two preceding years. See Note 14 of "Notes to

Consolidated Financial Statements" for information on consummation of the Plan and implementation of Fresh Start Reporting.

         The most significant adjustments which resulted from recording the restructuring transaction and the implementation of Fresh Start Reporting affected the Company's Statement of Operations. These adjustments related to decreased interest expense, decreased amortization of intangibles and increased income tax expense. In the Consolidated Balance Sheet, the most significant adjustments affected long term debt and equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                         AM INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         REORGANIZED  COMPANY (A)                     | PREDECESSOR COMPANY
                                            -------------------------------------------------------   |  -------------------
                                                                                        TEN MONTHS    |        TWO MONTHS
                                                    TWELVE MONTHS ENDED                   ENDED       |           ENDED
                                           JULY 31, 1996          JULY 31, 1995       JULY 31, 1994   |     SEPT. 29, 1993
                                           -------------          -------------       -------------   |     --------------
                                                                                                      |
REVENUES                                     $168,052               $191,485             $163,816     |         $26,532
                                                                                                      |
COST OF SALES                                 130,421                138,752              112,395     |          19,526
                                                                                                      |
GROSS MARGIN                                   37,631                 52,733               51,421     |           7,006
                                                                                                      |
OPERATING EXPENSES                                                                                    |
  Selling, general and administrative          47,048                 55,224               44,632     |           9,032
  Unusual items                                 7,032                      0                    0     |               0
                                             --------               --------             --------     |        --------
    TOTAL OPERATING EXPENSES                   54,080                 55,224               44,632     |           9,032
                                                                                                      |
                                                                                                      |
OPERATING INCOME (LOSS)                       (16,449)                (2,491)               6,789     |          (2,026)
                                                                                                      |
Non-operating income (expense):                                                                       |
  Interest income                                 169                    222                  517     |               2
  Interest expense                             (3,762)                (3,355)              (2,663)    |             (51)
  Reorganization items, net                         0                      0                  575     |          23,946
  Other, net                                     (212)                   (53)                (742)    |             (76)
                                             --------               --------             --------     |        --------
Income (loss) before income taxes,                                                                    |
  discontinued operations and                                                                         |
  extraordinary gain                          (20,254)                (5,677)               4,476     |          21,795
Income tax expense (benefit)                      (97)                (1,526)               2,394     |               0
                                             --------               --------             --------     |        --------
  Net income (loss) before discontinued                                                               |
    operations and extraordinary gain         (20,157)                (4,151)               2,082     |          21,795
Net income (loss) of discontinued                                                                     |
  operations, net of tax                      (25,342)                 8,764                4,570     |         (27,810)
                                             --------               --------             --------     |        --------
Net income (loss) before extraordinary                                                                |
  gain                                       $(45,499)                $4,613               $6,652     |         $(6,015)
                                             --------               --------             --------     |        --------
Extraordinary gain                                  0                      0                    0     |          58,704
                                             --------               --------             --------     |        --------
NET INCOME (LOSS)                            $(45,499)                $4,613               $6,652     |         $52,689
                                             ========               ========             ========     |        ========
                                                                                                      |
                                                                                                      |
PER SHARE OF COMMON STOCK: (B)                                                                        |
Income (loss) from continuing                                                                         |
  operations                                   $(2.88)                $(0.59)               $0.30     |           N/A
Income (loss) from discontinued                                                                       |
   operations                                   (3.62)                  1.25                 0.65     |           N/A
                                             --------               --------             --------     |         --------
     Net income (loss)                         $(6.49)                 $0.66                $0.95     |           N/A
                                             ========               ========              =======     |         ========
                                                                                                      |
Weighted average shares of common stock                                                               |
     and common stock equivalents                                                                     |
     outstanding (in thousands)                 7,009                  7,021                7,006     |           N/A
                                              =======               ========             ========     |         ========



(a) Due to the Reorganization and implementation of Fresh Start Reporting, financial statements for the Reorganized Company (period starting September 30, 1993) are not comparable to those of the Predecessor
     Company.   See Notes to the Financial Statements (Note 14) for additional information.

(b) The weighted average number of common shares outstanding and net income per common share for the Predecessor Company have not been presented because due to the Reorganization and implementation of Fresh Start Reporting, they are not comparable to subsequent periods.

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                 AM INTERNATIONAL, INC.
                              CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                              JULY  31,              JULY  31,
                                                                                                1996                   1995
                                                                                              ---------              ---------
 ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                                                     $2,560                $12,563
  Accounts receivable, net                                                                      19,774                 36,409
  Inventories, net                                                                              11,602                 28,432
  Prepaid expenses and other assets                                                              1,069                  1,722
  Net assets held for sale                                                                       7,698                      0
  Net assets of discontinued operations                                                         42,940                 61,301
                                                                                               --------              --------
 TOTAL CURRENT ASSETS                                                                           85,643                140,427
  Property, plant and equipment, net                                                            10,867                 12,453
  Excess reorganization value                                                                        0                  5,430
  Other assets, net                                                                              1,452                  4,762
                                                                                               -------               --------
          TOTAL ASSETS                                                                         $97,962               $163,072
                                                                                               =======               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Short-term borrowings and current maturities of long-term debt                               $14,381                 $6,132
  Accounts payable                                                                              15,435                 21,134
  Service contract deferred income                                                              12,924                 17,312
  Payroll related expenses                                                                      13,227                 13,175
  Other current liabilities                                                                     17,956                 21,172
                                                                                               -------                -------
 TOTAL CURRENT LIABILITIES                                                                      73,923                 78,925


 Long-term debt                                                                                  8,527                 14,915
 Other long-term liabilities                                                                    13,216                 20,931
                                                                                               -------               --------
           TOTAL LIABILITIES                                                                    95,666                114,771

 COMMITMENTS AND CONTINGENCIES (NOTE 5)
 SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; 40 million shares authorized;
 7,010,000 issued as of July 31, 1996 and July 31, 1995                                             70                     70
 Capital in excess of par value                                                                 35,865                 35,637
 Less:  treasury stock, at cost, 1,579 shares as of July 31, 1996
 and 1,245 shares as of July 31, 1995                                                               (6)                    (6)
 Warrants, 1,095,000 issued, exercise price of $18.00
 as of July 31, 1996 and July 31, 1995                                                             383                    383
 Accumulated earnings (deficit)                                                                (34,234)                11,265
 Cumulative translation adjustment                                                                 218                    952
                                                                                               -------               --------
 TOTAL SHAREHOLDERS' EQUITY                                                                      2,296                 48,301
                                                                                               -------               --------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $97,962               $163,072
                                                                                               =======               ========

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            AM INTERNATIONAL, INC
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)


                                    Preferred Stock          Common Stock            Treasury Stock               Warrants
                                  ------------------      -------------------      -------------------      -------------------
                                    Number                  Number                   Number                   Number
                                  of Shares   Amount      of Shares    Amount      of Shares    Amount      of Shares    Amount
                                  ------------------      -------------------      -------------------      -------------------
 PREDECESSOR COMPANY:
 Balance July 31, 1993            3,414,065   $ 34        52,477,683   $ 525         5,483,600  $(23,107)

Net Income
Reorganization Items:
  Cancellation of Stock          (3,414,065)   (34)       52,477,683    (525)       (5,483,600)   23,107          -        -
  Fresh Start Adjustments                 -      -                 -       -                 -         -
  Aggregate effect of
    current year translation
    adjustments
  Issuance of New Common Stock                             7,000,000      70
  Issuance of Warrants                                                                                      1,095,000     383
                                  ---------     --       -----------     ---         ---------    ------    ---------    ----
 Reorganized Company Balance,
   September 30, 1993 (a)                 -      -         7,000,000      70                 -         -    1,095,000     383
                                  ---------     --       -----------     ---         ---------    ------    ---------    ----

 REORGANIZED COMPANY
   Net Income
   Aggregate effect of
     current year translation
     adjustments
  Purchase of Treasury Stock                                                            1,119        (6)
                                  ---------    --         -----------  ---          ---------    ------      ---------    ----
  Balance July 31, 1994                  -      -           7,000,000   70              1,119        (6)     1,095,000
   Net Income
   Aggregate effect of
     current year translation
     adjustments
   Issuance of new common stock                                10,000    -

   Purchase of Treasury
     Stock                                                                                126         -
                                  ---------    --         -----------  ---          ---------    ------      ---------    ----
  Balance at July 31, 1995                -     -           7,010,000   70              1,245        (6)     1,095,000     383
                                  ---------    --         -----------  ---          ---------    ------      ---------    ----
   Net loss
   Aggregate effect of
     current year translation
     adjustments
   Purchase of Treasury Stock                                                             334         -
   Other, net                                                                                         -
                                  ---------    --         -----------  ---          ---------    ------      ---------    ----
 Balance at July 31, 1996                 -   $ -           7,010,000  $70              1,579       $(6)     1,095,000    $383
                                  =========    ==         ===========  ===          =========    ======      =========    ====



                                     Capital in                                        Cumulative                 Total
                                     Excess of                Accumulated             Translation             Shareholders'
                                      Par Value             Earnings(Deficit)          Adjustment                Equity
                                  ------------------      -------------------      -------------------      -----------------
 PREDECESSOR COMPANY:
 Balance July 31, 1993              $ 339,781                $(368,842)                 $ 1,958              $ (49,651)

Net Income                                                      52,689                                          52,689
Reorganization Items:
  Cancellation of Stock              (339,781)                                                                (317,233)
  Fresh Start Adjustments                   -                  316,153                   (2,125)               314,028
  Aggregate effect of
    current year translation
    adjustments                                                                             167                    167
  Issuance of New Common Stock         35,547                                                                   35,617
  Issuance of Warrants                                                                                             383
                                    ---------                  -------                    -----                -------
 Reorganized Company Balance,
   September 30, 1993 (a)              35,547                        -                        -                 36,000

 REORGANIZED COMPANY
   Net Income                                                    6,652                                           6,652
   Aggregate effect of
     current year translation
     adjustments                                                                            130                    130
  Purchase of Treasury Stock                                                                 (6)
                                    ---------                  -------                    -----                -------
  Balance July 31, 1994                35,547                    6,652                      130                 42,776
   Net Income                                                    4,613                                           4,613
   Aggregate effect of
     current year translation
     adjustments                                                                            822                    822
   Issuance of new common stock            90                                                                       90
   Purchase of Treasury Stock                                                                                        -
                                    ---------                  -------                    -----                -------
  Balance at July 31, 1995             35,637                   11,265                      952                 48,301
                                    ---------                  -------                    -----                -------
   Net loss                                                    (45,499)                                        (45,499)
   Aggregate effect of
     current year translation
     adjustments                                                                           (734)                  (734)
   Purchase of Treasury Stock                                                                                        -
   Other, net                              228                                                                     228
                                    ----------                  -------                    -----                -------
 Balance at July 31, 1996           $   35,865                $ (34,234)                $    218             $    2,296
                                   ===========                =========                 ========             ==========

(a) Due to the Reorganization and implementation of Fresh Start Reporting, financial statements for the Reorganized Company (period starting September 30, 1993) are not comparable to the Predecessor Company. See Notes to the Financial Statements (Note 14) for additional information.

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)


                                                                         REORGANIZED  COMPANY                  | PREDECESSOR COMPANY
                                                          -----------------------------------------------------|--------------------
                                                                                                SEPT. 30, 1993 |AUGUST  1, 1993
                                                                  TWELVE MONTHS ENDED              THROUGH     |    THROUGH
                                                          JULY 31, 1996       JULY 31, 1995     JULY 31, 1994  |SEPT. 29, 1993
                                                          -------------       -------------     -------------  |----------------
                                                                                                               |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                          |
NET INCOME (LOSS)                                          $(45,499)              $4,613            $6,652     |   $52,689
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOW                                                               |
  FROM OPERATING ACTIVITIES:                                                                                   |
  Depreciation of property, plant and equipment               3,769                1,632             2,204     |       327
  Amortization and writedown of other assets                    407                  706             1,395     |         -
  Benefit from operating loss carryforwards                       -                8,037            10,494     |         -
     Discontinued operations                                 26,284              (15,715)           12,636     |     9,596
     Net assets held for sale                                (2,682)                   -                 -     |         -
  Change in assets and liabilities:                                                                            |
     Accounts receivable, net                                 6,308                 (391)           (5,105)    |     6,855
     Inventory, net                                          13,056                2,703            (4,455)    |      (559)
     Prepaid expenses and other assets                         (334)                (372)           (2,816)    |       314
     Accounts payable and accruals                             (288)              (2,157)           (6,843)    |    10,704
     Other, net                                              (2,794)              (3,950)            3,130     |     1,041
     Changes due to Fresh Start Reporting                                                                      |
        and reorganization                                        -                    -                 -     |   (82,650)
                                                             -------              ------            ------     |   -------
CASH FLOW FROM OPERATING ACTIVITIES                          (1,773)              (4,894)           17,292     |    (1,683)
                                                             -------              ------            ------     |   -------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                          |
  Capital expenditures                                       (8,990)              (2,362)           (1,560)    |      (135)
  Proceeds from disposition of property                       6,822                    -                 -     |         -
    Discontinued operations                                  (1,262)                 886            (2,973)    |         -
                                                             -------              ------            ------     |   -------
CASH FLOW FROM INVESTING ACTIVITIES                          (3,430)              (1,476)           (4,533)    |      (135)
                                                             -------              ------            ------     |   -------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                          |
  Net borrowings (payments) under short-term                                                                   |
    borrowing agreements                                       8,249                 131            (1,074)    |       100
  Principal borrowings (payments) on long-term debt           (6,388)             (4,443)           (5,126)    |     1,831
  Discontinued operations                                     (6,661)              2,133             2,565     |     1,061
                                                             -------              ------            ------     |   -------
CASH FLOW FROM FINANCING ACTIVITIES                           (4,800)             (2,179)           (3,635)    |     2,992
                                                             -------              ------            ------     |   -------
INCREASE (DECREASE) IN CASH AND                                                                                |
  CASH EQUIVALENTS                                           (10,003)             (8,549)            9,124     |     1,174
Cash and cash equivalents at beginning of period              12,563              21,112            11,988     |    10,814
                                                             -------              ------            ------     |   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  2,560             $12,563           $21,112     |  $ 11,988
                                                             =======              ======            ======     |   =======

(a) Due to the Reorganization and implementation of Fresh Start Reporting, financial statements for the Reorganized Company (period starting September 30, 1993) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements (Note 14 for additional information).

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Dollars in thousands, except as otherwise noted and per share amounts)
NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: AM International, Inc. (the "Company"), a Delaware corporation, distributes equipment and supplies, and provides services for the graphics arts industry. The Company is in process of executing plans to exit its' machine manufacturing business, consistent with management's strategic objectives. The Company's continuing distributed products consist primarily of pre-press equipment, supplies and services. The Company has in excess of 50,000 customers, including small commercial printers, large quick print franchises, company run in-house print shops, governmental agencies, and educational institutions. No individual customer accounts for more than 10% of net revenue.

The Company's headquarters and primary operations are located in Mt. Prospect, Illinois. Products are distributed throughout the United States utilizing six distribution facilities. To a lesser extent, products are distributed internationally through independent dealers. The Company employs approximately 400 service technicians throughout the United States to provide technical service and training.

Basis of Presentation: The Consolidated Financial Statements of the Reorganized Company (period beginning September 30, 1993) and the Predecessor Company (periods prior to September 30, 1993) include the accounts of AM International, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated. The Company's fiscal year end is July 31. All references to years, unless otherwise indicated, refer to the fiscal year. Certain prior year amounts have been reclassified to be consistent with current year presentation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories: Inventories are valued at the lower of cost, which includes material, labor and overhead, determined by the first-in, first out (FIFO) method, or market.

Properties, Equipment and Depreciation: Properties and Equipment are stated at cost and are depreciated over estimated useful lives, ranging from 5 to 30 years, primarily on a straight-line basis. The Company adjusts the net book value to recognize impairments in accordance with "SFAS 121: Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."

Intangibles: Excess reorganization values are amortized on a straight-line basis over periods not exceeding 20 years. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Accumulated amortization of excess reorganization value was $2,472 at July 31,
1996 and $2,065 at July 31, 1995.   The Company continually evaluates current
events and circumstances in order to determine whether the estimated useful lives and recorded balances of excess reorganization value have been impaired. The Company utilizes evaluations of estimated undiscounted future cash flows and financial ratios in this review.

Currency Translation: Foreign assets and liabilities have been translated into United States dollars at current exchange rates as of the balance sheet dates, and revenues and expenses have been translated at the average exchange rates in effect during each period. Translation adjustments are reported as a separate component of Shareholders Equity. Exchange gains and losses on foreign currency transactions are included in the Consolidated Statement of Operations and are not material.

Revenue Recognition: Revenue is recognized from sales when a product is shipped. Amounts billed for service contracts are credited to Service Contract Deferred Income and recognized as revenues over the term of the contracts. The Company recognizes warranty and equipment installation expenses at the time a product is shipped, if applicable. The expense is estimated considering current warranty policies and historical expense.

Research and Development Expense: Expenses for research and development are charged to income as incurred. For the reorganized company, such expenses were $364 in 1996, $744 in 1995, and $559 in 1994. Such expenses were $95 for the Predecessor Company in 1994.

Income Taxes: Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, " Accounting for Income Taxes." Deferred income taxes are recorded to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

Income per Common Share: Income per share amounts are determined after deducting any dividend requirements of preferred shares and are based on the weighted average shares of common stock and common stock equivalents outstanding during each period.

Financial Instruments: The carrying value of financial instruments approximates fair market value of those assets and liabilities.

Future Adoption of Accounting Standards: In fiscal 1997, the Company is required to adopt "SFAS 123: Accounting for Stock-Based Compensation." The adoption of this accounting standards is not expected to have a material impact on the financial statements.

NOTE 2 - DISCONTINUED OPERATIONS


In August 1996, the Company completed the sale of substantially all of the assets and liabilities of the Sheridan Systems division for proceeds of $50,100. A loss of $15,212 has been recorded in the fourth quarter of the Company's fiscal year ended July 31, 1996 as a result of the transaction, with no recorded tax benefit.

During the year, the Company completed the exit of its AM Multigraphics - International subsidiaries with the sale of its subsidiaries in the Netherlands, France, and Belgium and the placement of the Company's AM Multigraphics UK holding company into an Administration Proceeding. The sale of the subsidiaries in the Netherlands, France, and Belgium required the Company to provide consideration of approximately $3,000 in the form of cash and other assets. No gain or loss was recorded as a result of the exit of the AM Multigraphics - International subsidiaries.

The results of these discontinued business units are included in the consolidated statements of income under "discontinued operations." The following table summarizes key financial data related to the above discontinued operations:


                                        Twelve Months          Ten Months     |    Two Months
                                           Ended                  Ended       |      Ended
                               July 31, 1996  July 31, 1995   July 31, 1994   |  Sept. 29, 1993
                               -------------  -------------   -------------   |  --------------
                                                                              |
Net sales                        $149,256        $318,016       $257,809      |    $ 42,682
Gross margin                       34,709          86,219         77,115      |      11,722
Unusual income                        -            (4,845)           -        |         -
Operating income (loss)            (6,749)         16,944         12,220      |        (323)
Non-operating (income)                                                        |
  expense                           2,136           3,212          3,046      |         443
Allocated interest expense            581             314            315      |           0
Reorganization items, net             -               -              -        |      27,049
Income tax provision                                                          |
 (benefit) applicable to                                                      |
  discontinued businesses             664           4,654          4,289      |          (5)
                                 --------        --------       --------      |    --------
Income (loss) from                                                            |
  operations of discontinued                                                  |
  business net of applicable                                                  |
  taxes                           (10,130)          8,764          4,570      |     (27,810)
Loss on sale                      (15,212)            -              -        |         -
                                 --------        --------       --------      |    --------
Income (loss) from                                                            |
  discontinued operations        $(25,342)       $  8,764       $  4,570      |    $(27,810)
                                 ========        ========       ========      |    ========

The results of operations, net of taxes, and the net assets of Sheridan Systems and the divested AM Multigraphics - International operations are presented in the consolidated financial statements as discontinued operations. Interest expense pertaining to the Company's Revolving Credit Facility has been allocated based upon the ratio of the net assets of the discontinued operations to the consolidated capitalization of the Company. Continuing operations and discontinued operations reflect the net tax benefit or tax expense generated by the respective operations, limited, however, by the income tax benefit or tax expense recognized in the Company's historical financial statements. No general corporate expenses have been allocated to the discontinued operations. The results of the discontinued operations are not necessarily indicative of the results of operations which may have been obtained had the continuing and discontinued operations been operating independently.

The net assets of discontinued operations included in the Consolidated Balance Sheets at July 31, 1996 and July 31, 1995 amounted to $42,940 and $61,301, respectively, and consisted primarily of receivables inventory, property and equipment, intangible assets related to the discontinued operations, net of accounts payable and accrued liabilities.

The net assets of discontinued operations included in the Consolidated Balance Sheet at July 31, 1996 is net of approximately $7,000 of liabilities to be paid from the $50,100 sale proceeds.

NOTE 3 - BORROWING ARRANGEMENTS


The Company's short and long-term borrowings are comprised of the following:





                                                         July 31, 1996                  July 31, 1995
                                                         -------------                  -------------
   Revolving Credit Facility                             $      5,430                   $          -
   General Unsecured Claims & Priority Tax Claims              13,795                         21,047
   Capital Leases                                               3,683                              -
                                                         -------------                  -------------
                     Total                               $     22,908                   $     21,047
                                                         =============                  =============
Classified in the Consolidated Balance Sheet
as follows:
   Short-term                                            $     14,381                   $      6,132
   Long-term                                                    8,527                         14,915
                                                         -------------                  -------------
                    Total                                $     22,908                   $     21,047
                                                         =============                  =============

The Company maintained a $25,000 three year secured domestic Revolving Credit Facility (subject to borrowing base limitations) which expired October 12, 1996 with BT Commercial Corporation and LaSalle National Bank. The Revolving Credit Facility included a $10,000 sub-facility for the issuance of letters of credit. As of July 31, 1996, the calculated borrowing base was approximately $18,400. As security for utilizations of the Revolving Credit Facility, the Company granted a security interest and general lien upon its domestic assets. As of July 31, 1996 the Company had borrowings of $5,430 under the Revolving Credit Facility and was utilizing $3,347 of the facility to secure outstanding letters of credit. Interest was charged at a rate of 1.75% in excess of the prime lending rate of Bankers Trust Company. Letter of credit fees were 2.5% per annum plus a 0.5% facing fee on standby letters of credit and 1.5% per annum on commercial documentary letters of credit. As of July 31, 1996, the interest rate was 10.0%.

The Revolving Credit Facility agreement contained restrictive covenants which limited capital expenditures, restricted the payment of dividends and other payments and provided for quarterly measures of pretax net income and interest coverage, among other things. In addition, the agreement limited the Company's ability to borrow or to request letters of credit following a material adverse change as determined by the lenders.

In August, 1996 the Company completed the sale of substantially all of the assets and liabilities of the Sheridan Systems division for proceeds of $50,100. The proceeds of the sale were used in part to pay off all outstanding borrowings on the Revolving Credit Facility and to cash collateralize outstanding letters of credit. At September 28, the Company had a cash balance of $41,228 after repaying bank debt and meeting other short term obligations. The Company is currently seeking to obtain new banking facilities to provide for the issuance of letters of credit, fund selected customer financing programs, and increase liquidity to the Company.

On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (Plan). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims has been imputed at 9% per annum. At July 31, 1996 the Company had $872 of restricted cash which primarily pertains to the settlement of disputed claims in accordance with the Plan.

As of July 31, 1996, aggregate maturities of total debt, excluding capitalized leases, are as follows:

    Due fiscal year ending:
           1997                                      $13,178
           1998                                        4,855
           1999                                        1,192
           2000                                            -
           2001                                            -
           Thereafter                                      -

Cash paid for interest was $2,282 during 1996, $1,103 during fiscal 1995, and $655 for the ten months ended of the Reorganized Company in 1994.
The Predecessor Company paid no interest in the two months ended 1994.

NOTE 4 - CAPITAL STRUCTURE


The Company s charter authorizes 50 million shares of stock, of which 40 million shares are reserved for issuance as Common Stock and 10 million shares are reserved for issuance as Preferred Stock. The Board of Directors has authorized the issuance of 7,010,000 of such shares of $.01 par value Common Stock. Of these shares, 7,000,000 were issued on the effective date to holders of claims and interests as described in Note 14. In addition, the Company issued Warrants on the Effective Date to purchase 1,095,000 shares of Common Stock. The Warrants were exercisable at $18.00 per share and expired on October 15, 1996. No warrants were exercised prior to their expiration. As of July 31, 1996 the Company has not yet issued any Preferred Stock. The Common Stock and all other equity securities issued under the new charter are voting securities (although the voting rights of any preferred stock issued would differ from those of the Common Stock) and will not have any preemptive rights to subscribe for additional shares. The Common Stock is not subject to conversion or redemption and when issued is fully paid and non-assessable.

NOTE 5 - COMMITMENTS AND CONTINGENCIES


The Company received creditor claims during its bankruptcy proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. As of July 31, 1995 and July 31, 1996, disputed claims amounted to $50,700 and $31,300, respectively. The disputed claims are primarily comprised of environmental and product liability claims. The Company has been notified of various environmental matters in connection with certain current or former Company locations in Illinois, Ohio, Indiana, Pennsylvania, and Rhode Island. In the third quarter of 1996 the Company recorded a $2,800 favorable adjustment due to the resolution of legal disputes which had been previously reserved.
The Company is also involved in various other administrative and legal proceedings incidental to its business, including product liability and general liability lawsuits against which the Company is partially insured. The disputed claims are in many cases in excess of recorded reserves. At the present time, it is management s opinion, based on information available to the Company and management s experience in such matters, that the resolution of these legal proceedings is not expected to have a material adverse effect on the Company s financial condition, results of operations or liquidity.

The Company has sold certain receivables related to machine sales, subject to recourse provisions and repurchase provisions. Management believes unreserved exposures pertaining to these contingencies will not materially impact the Company's financial condition, results of operations or liquidity.

NOTE 6 - INCOME TAXES


The components of income tax expense (benefit) are as follows:


                                                   Reorganized Company                 | Predecessor Company
                                        ---------------------------------------------- |   --------------
                                                 Twelve Months            Ten Months   |    Two Months
                                                     Ended                  Ended      |      Ended
                                        July 31, 1996    July 31, 1995   July 31, 1994 |   Sept. 29, 1993
                                        -------------    -------------   ------------- |   --------------
                                                                                       |
The domestic and foreign                                                               |
  components of income (loss) from                                                     |
  continuing operations are as                                                         |
  follows:                                                                             |
Domestic                                  $(18,857)        $ (5,302)       $4,029      |       $21,988
Foreign                                     (1,397)            (375)          447      |         (193)
                                          --------         --------        ------      |       -------
                                          $(20,254)        $ (5,677)       $4,476      |       $21,795
                                          ========         ========        ======      |       =======
Provision (benefit) for income taxes                                                   |
  for continuing operations:                                                           |
  Domestic                                $      -         $ (1,744)       $2,050      |       $     -
  Foreign                                      (97)             218           344      |             -
                                          --------         --------        ------      |       -------
                                          $    (97)        $ (1,526)       $2,394      |       $     -
                                          ========         ========        ======      |       =======
A reconciliation of the income tax                                                     |
expense (benefit) on income (loss)                                                     |
per the U.S. federal statutory rate to                                                 |
the reported income tax expense                                                        |
(benefit) follows:                                                                     |
                                                                                       |
US Federal statutory rate                                                              |
 applied to pretax income                 $ (6,886)        $ (1,930)       $1,521      |       $ 7,410
Intangibles with no tax benefit                138              240           474      |             -
Operating loss with no current                                                         |
 tax benefit and varying tax rates                                                     |
 of other national governments               6,597              130           192      |           732
State income tax                                 -                -           162      |             -
Non taxable reorganization items                 -                -             -      |        (8,142)
Other                                           54               34            45      |             -
                                          --------         --------        ------      |       -------
INCOME TAX EXPENSE (RECOVERY)             $    (97)        $ (1,526)       $2,394      |       $     -
                                          ========         ========        ======      |       =======

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standard (SFAS) No. 109. At July 31, 1996 and July 31, 1995 the approximate amounts of deferred tax assets and deferred tax liabilities resulting from temporary differences and carryforwards were as follows:


                                                 1996           1995
                                               --------      --------
Deferred Tax Assets
   Inventory valuation                         $  3,600      $  2,400
   Insurance reserves                             6,400         7,000
   Other                                         10,700        10,700
                                               --------      --------
Subtotal                                         20,700        20,100
Domestic tax operating loss carryforwards
   limited by Sec 382.                           21,000        21,000
Domestic tax operating loss carryforwards        49,800        37,400
Foreign tax operating loss carryforwards          2,700         2,400
AMT credit carryforward                           1,800         1,800
                                               --------      --------
Deferred Tax assets                              96,000        82,700
   Valuation allowance                          (96,000)      (82,700)
                                               --------      --------
Net deferred tax asset                         $      -      $      -
                                               ========      ========

The Sec. 382 ownership change which resulted from the 1993 bankruptcy reorganization imposed a limitation on the usage of pre-reorganization domestic tax operating loss carryforwards. Usage of this loss carryforward is limited to $3,689 per year or $55,335 for a period of 15 years following the ownership change. In addition, as of July 31, 1996 the Company had domestic tax loss carryforwards of approximately $131,000 attributable to post-reorganization periods and therefore not subject to limitation. The domestic tax loss carryforwards will expire from 1997 to 2011. The AMT credit, although subject to the Sec. 382 limitation, has no expiration date.

During 1996, the deferred tax asset increased by $13,300 primarily due to the creation of additional domestic loss carryforwards. Due to the uncertainty as to the realizability of the deferred tax assets, the Company has established valuation allowances in accordance with SFAS No. 109 to offset the asset.

To the extent the Company realizes a tax benefit as a result of future reductions in the valuation allowance related to the utilization of pre-reorganization deferred tax assets, fresh start accounting rules provide for the reporting of such benefit first by reducing "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" and thereafter increasing Capital in excess of par value. Although the future recognition of this benefit will have no impact on net earnings, the Company will realize a cash benefit from utilization of the "Pre-Reorganization Benefits" against any future tax liabilities.

NOTE 7 - DEFERRED COMPENSATION


The Company's 1994 Long Term Incentive Plan provides for the issuance of 1,400,000 shares of new $.01 par value Common Stock. Options to purchase the Common Stock are awarded at a price not less than 100% of the market price on the date of grant, which becomes exercisable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. In the event a holder of options is no longer employed by the Company, the unvested shares are cancelled upon the employee's termination and any vested shares must be excercised within 90 days or they are also cancelled. The number of shares outstanding at the end of 1996 includes 57,200 unvested and 35,336 vested shares with an option price range of $2.130 - $9.625 which are held by Sheridan Systems employees. The unvested shares were cancelled on the date of the Sheridan Systems sale, August 27, 1996, and the vested shares may be exercised by no later than November 25, 1996.


                                   1996                             1995
                        ---------------------------       -------------------------
                                      Option Price                     Option Price
                        Number of         Range           Number of       Range
                         Shares         Per Share          Shares       Per Share
                        ---------     -------------        -------    -------------
Outstanding at
 Beginning of the Year   598,417      $8.750-12.125       376,000     $9.625-11.500
Granted                   91,236       $2.130-8.125       277,917     $8.750-12.125
Exercised                     -                 -             -                 -
Canceled                (183,500)     $2.130-12.125       (55,500)    $9.625-10.000
                         -------      -------------        ------     -------------
Outstanding at
End of Period            506,153      $8.750-12.125       598,417     $8.750-12.125
                         =======      =============       =======     =============

Exercisable at
End of Period            205,600      $8.125-12.125       127,900     $9.125-11.500
                         =======      =============       =======     =============

NOTE 8 - UNUSUAL ITEMS

During 1996, the Company committed to certain restructuring actions in an
effort to realign the operations with established strategic objectives.   The
restructuring actions are summarized as follows:

          Change in Control Payments                                      $1,250
          Corporate Restructuring                                          1,595
          Bankruptcy of Canadian Subsidiary                                3,561
          Exit of Manufacturing Operations and Office Closures               626
                                                                          ------
          Total Restructuring Costs                                       $7,032
                                                                          ======

On August 27, 1996 the Company completed the sale of substantially all the assets of its Sheridan Systems division. As a result of the event, "Change in Control" provisions included within employment agreements of certain Company executives were activated. Total charges pertaining to such provisions amounted to $1,250 and were paid in the first quarter of fiscal 1997.

In conjunction with the Sheridan Systems sale and in an effort to reduce costs, management committed to a plan to close its Corporate headquarters and consolidate certain functions within the AM Multigraphics operations. This decision ultimately will result in the termination of seven employees, including three officers. Severance and benefits associated with these terminations amounted to $1,595.

During the fourth quarter, the Company committed to a plan to exit its Canadian subsidiary. On October 17, 1996 the subsidiary filed for a voluntary assignment in bankruptcy. In connection with the exit plan, reserves were established to write-off net assets of the operation. The Canadian subsidiary had revenues of $9,951, $10,285 and $11,557 in 1996, 1995 and 1994,
respectively.

During the year, management finalized plans to exit the machine manufacturing business and consolidate its field sales and service facilities. Costs associated with the exit plan are comprised primarily of facility closure costs, disposal of manufacturing equipment and severance costs. The Company began implementation of such plans during the fourth quarter and anticipates all actions to be completed within one year.

NOTE 9 - BALANCE SHEET ACCOUNTS

The components of certain balance sheet accounts are as follows:

                                      July 31, 1996     July 31, 1995
                                      -------------     -------------
ACCOUNTS RECEIVABLE:
  Accounts receivable                   $20,596           $37,721
  Allowance for doubtful accounts          (822)           (1,312)
                                        -------           -------
     Total accounts receivable, net     $19,774           $36,409
                                        =======           =======

INVENTORIES:
  Raw materials                         $ 1,407           $ 1,415
  Work-in-process                         2,959             3,485
  Finished goods                          7,236            23,532
                                        -------           -------
     Total inventories, net             $11,602           $28,432
                                        =======           =======
PROPERTY, PLANT AND EQUIPMENT
  Land                                  $    -            $ 4,600
  Buildings                                  -              2,101
  Machinery and equipment                13,240             8,699
  Leasehold improvements                  3,026               608
                                        -------           -------
                                         16,266            16,008
  Less accumulated depreciation and
   amortization                          (5,399)           (3,555)
                                        -------           -------
     Net property, plant and equipment  $10,867           $12,453
                                        =======           =======


NOTE 10 - RETIREMENT BENEFIT PLANS

The Company maintains defined contribution retirement plans for domestic employees comprised of savings plans (401(k)) and a Retirement Accumulation
Plan.   Contributions to these  plans take  the form  of (i)  company contributions to match a portion of employee contribution and (ii) contributions made at the discretion of the Board of Directors. The
Company's contributions to the domestic defined contribution plans were $1,317, $1,778 and $2,019 for the Reorganized Company in 1996, 1995 and 1994 respectively, and $403 for the Predecessor Company in 1994.

The Company also maintains defined benefit pension plans for certain U.S.
employees under a Company maintained plan.   The components of net periodic
pension cost for these plans are shown below for 1996, 1995 and 1994:


                                                                                          PREDECESSOR
                                                      REORGANIZED COMPANY                   COMPANY
                                          --------------------------------------------|  --------------
                                                                        Ten Months    |    Two Months
                                           Twelve Months Ended            Ended       |       Ended
                                         July 31 1996  July 31 1995    July 31, 1994  |  Sept. 29, 1993
                                         ------------  -------------   -------------  |  --------------
                                                                                      |
Benefits earned during the year                $ 233         $ 226            $  92   |          $  18
Interest accrued on projected benefit                                                 |
  obligation                                      63            41               41   |              8
Actual return on assets                            -             -                -   |              -
Net amortization and deferral                     12            24                -   |              7
                                               -----         -----            -----   |          -----
Net periodic pension cost                      $ 308         $ 291            $ 133   |          $  33
                                               =====         =====            =====   |          =====

       The status of the defined benefit pension plans at July 31 was as follows:

                                                            1996       1995
                                                            ----       ----
Plan assets at fair value                                $     -    $     -
Actuarial present value of benefit obligation
   Vested                                                  1,069      1,186
   Nonvested                                                   -          -
                                                         -------    -------
Accumulated Benefit Obligation                             1,069      1,186
Effect of projected future salary increases                    -        265
                                                         -------    -------
Projected benefit obligation                               1,069      1,451
                                                         -------    -------
Plan assets in excess of (less than) projected
 benefit obligation                                       (1,069)    (1,451)
Unrecognized net transition (asset) obligation                -           -
Unrecognized net (gain) loss                                 190        468
                                                         -------    -------
Prepaid (accrued) pension cost at year end               $  (879)   $  (983)
                                                         =======    =======

The assumed discount rate on benefit obligations was 7.0% in 1996 and 1995.
The assumed rates of compensation increases were 4.0% in 1996 and 3.3% in 1995.

The Company's operations in Canada and Japan also maintain defined benefit pension plans. The unfunded benefit obligation for Japan amounted to $3,508 in 1996 and $4,519 in 1995. The prepaid pension cost in Canada was $3,114 in 1996 and $3,015 in 1995. The combined net periodic pension cost was $290 in 1996, $327 in 1995 and $258 in 1994. Such expenses were $60 for the Predecessor Company in 1994. As discussed in Note 8 and Note 15, the Company completed the exit of these operations in the first quarter of 1997.

In addition to pension benefits, the Company provides limited life insurance and health care benefits to certain domestic retired employees and provides for certain medical and life insurance benefits for retirees of previously closed manufacturing locations. The effect of adopting SFAS 106 was not material.

Net post-retirement life and health care cost includes the following components:

                                                           REORGANIZED COMPANY                        | PREDECESSOR COMPANY
                                                        --------------------------------------------- | -------------------
                                                                                         Ten Months   |      Two Months
                                                           Twelve Months Ended              Ended     |         Ended
                                                        July 31, 1996   July 31, 1995   July 31, 1994 |     Sept. 29, 1993
                                                        -------------   -------------   ------------- |     --------------
                                                                                                      |
 Service Cost - benefits earned during the period           $  5            $  5           $  5       |         $  1
 Interest cost on accumulated post-retirement                                                         |
    benefit obligation                                       843             846            591       |          118
                                                                                                      |
 Total life and health care costs                           ----            ----           ----       |         ----
                                                            $848            $851           $596       |         $119
                                                            ====            ====           ====       |         ====
 The plans' funded status at July 31, was as

                                                           1996             1995
                                                           ----             ----
 Actuarial present value of benefit obligations-
    Retirees                                              $9,617         $10,412
    Fully eligible active participants                       294             269
                                                          ------         -------
 Accumulated postretirement benefit obligation             9,911          10,681
 Cumulative unrecognized actuarial (gain)loss                253            (167)
 Plan assets                                                   -               -
 Accrued post-retirement life and health                 -------         -------
    care costs                                           $10,164         $10,514
                                                         =======         =======

 Assumptions used for the Company's retiree life and health care plans as of July 31, were as following:

                                                         1996             1995
                                                      -----------     -----------
 Discount rate for determining obligations and              8.00%           8.00%
    interest cost


If the health care cost trend rates were increased 1% for all future years, the accumulated postretirement benefit obligation would have increased 0.1% at July 31, 1996. The effect of this change on the aggregate of service and interest cost would have been an increase of 4.9% for 1996. A 13% increase in the health care cost trend rate was assumed for retirees under age 65 and an 11.0% increase for those over the age of 65. These rates are assumed to decrease gradually to 5.5% in the year 2003.

NOTE 11 - LEASE TRANSACTIONS

The Company leases certain real and personal property and is responsible for most maintenance, insurance and tax expenses related to leased facilities. At July 31, 1996, the future lease payments for continuing operating leases are as follows:

                            1997                                                      $2,718
                            1998                                                       1,593
                            1999                                                       1,060
                            2000                                                       1,005
                            2001                                                         949
                            2002 and thereafter                                        3,642
                                                                                     -------
                                 Total future operating lease payments               $10,967
                                                                                     =======





Rental expenses for all operating leases were $5,184, $2,437 and $2,457 for the Reorganized Company in 1996, 1995 and 1994, respectively, and $491 for the Predecessor Company in 1994

During 1996, the Company entered into certain capital lease arrangements, primarily relating to computer hardware and software. Obligations under these arrangements amount to approximately $3,683 as of July 31, 1996 and extend for periods of three to five years.

NOTE 12 - GEOGRAPHIC SEGMENTS



The Company's operations are conducted through AM Multigraphics, its sole continuing business segment. AM Multigraphics is a leading distributor and to a lesser degree a manufacturer of equipment and service to the graphics arts industry. Its principal operations are in North America. The Company also distributes internationally through foreign dealers and a majority owned subsidiary in Japan. In September 1996, the Company sold all of its interest in its AM Japan subsidiary.

                                  Reorganized Company                   |    Predecessor Company
                     -----------------------------------------------    |    -------------------
                                                         Ten Months     |        Two Months
                           Twelve Months Ended             Ended        |           Ended
                      July 31, 1996    July 31, 1995    July 31, 1994   |      Sept. 29, 1993
                      -------------    -------------    -------------   |      --------------
                                                                        |
Revenues                                                                |
   North America            $137,981     $157,440       $137,047        |         $22,820
   Japan                      30,071       34,045         26,769        |           3,712
                            --------     --------       --------        |         -------
          Total             $168,052     $191,485       $163,816        |         $26,532
                            ========     ========       ========        |         =======
                                                                        |
Operating Profit (Loss)*                                                |
   North America            ($15,221)      $1,278         $9,292        |          $1,221
   Japan                        (442)         911          1,847        |            (292)
                            --------       ------        -------        |          ------
          Total             ($15,663)      $2,189        $11,139        |            $929
                            ========       ======        =======        |          ======
Assets**                                                                |
   North America             $45,675      $69,555        $71,314        |         $60,495
   Japan                       7,698       20,284         19,383        |          17,552
                             -------      -------        -------        |         -------
          Total              $53,373      $89,839        $90,697        |         $78,047
                             =======      =======        =======        |         =======

* Before Corporate expenses and unusual items

** Excludes Corporate assets primarily consisting of cash and assets of discontinued operations.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (Unaudited)


A summary of quarterly financial information for fiscal 1996, 1995 and 1994 is as follows:

                                                                                   QUARTER
                                                            -------------------------------------------------------
1996                                                          1ST         2ND        3RD        4TH      TOTAL YEAR
---------------------------------------------               -------------------------------------------------------
Revenues                                                    $42,994     $40,886    $44,340     $39,832    $168,052
Gross Profit                                                 10,889       9,400     11,321       6,021      37,631
Net income (loss) from continuing operations                 (3,460)     (4,329)     2,493     (14,861)    (20,157)
Net income (loss) from discontinued operations                 (310)     (4,401)    (1,163)    (19,468)    (25,342)
                                                             -------     -------    -------     -------    --------
Net income (loss)                                            (3,770)     (8,730)     1,330     (34,329)    (45,499)
                                                             =======     =======    =======     =======    ========
Per Common Share (2):
 Net income (loss) from continuing operations                ($0.49)     ($0.62)     $0.36      ($2.12)     ($2.88)
 Net income (loss) from discontinued operations               (0.04)      (0.63)     (0.17)      (2.78)      (3.62)
                                                             -------     -------    -------     -------    --------
     TOTAL                                                   ($0.54)     ($1.25)     $0.19      ($4.90)     ($6.49)
                                                             =======     =======    =======     =======    ========
 Closing Market Price
                         High                                $8.375      $7.500     $4.688      $3.063      $8.375
                         Low                                 $7.250      $4.688     $1.875      $1.875      $1.875

                                                                                   QUARTER
                                                            -------------------------------------------------------
1995                                                          1ST        2ND         3RD        4TH      TOTAL YEAR
---------------------------------------------               -------------------------------------------------------
Revenues                                                    $43,532     $47,697    $47,095     $53,161    $191,485
Gross Profit                                                 12,392      12,787     13,203      14,351      52,733
Net income (loss) from continuing operations                 (1,442)     (1,400)      (557)       (752)     (4,151)
Net Income (loss) from discontinued operations                1,741       1,656        730       4,637       8,764
                                                             -------     -------    -------     -------    --------
Net Income (loss)                                               299         256        173       3,885       4,613
                                                             =======     =======    =======     =======    ========
Per Common Share (2):
 Net income (loss) from continuing operations                ($0.20)     ($0.20)    ($0.08)     ($0.11)     ($0.59)
 Net income (loss) from discontinued operations                0.24        0.24       0.10        0.66        1.25
                                                            --------     -------    -------     -------    --------
     Total                                                    $0.04       $0.04      $0.02       $0.55       $0.66
                                                            ========     =======    =======     =======    ========
 Closing Market Price
                         High                               $12.250     $10.125     $9.250      $9.250     $12.250
                         Low                                $10.000      $8.875     $8.625      $8.125      $8.125


                                            PREDECESSOR    |
                                               COMPANY     |                       REORGANIZED COMPANY
                                            ------------   |   --------------------------------------------------------
                                            AUG. 1, 1993   |    SEPT. 30, 1993
                                               THROUGH     |       THROUGH                  QUARTER
                                                           |               --------------------------------------------
1994                                      SEPT. 29, 1993   | OCT. 30, 1993   2ND        3RD        4TH     TOTAL PERIOD
-----------------------------------------------------------|-----------------------------------------------------------
                                                           |
Revenues                                       $26,532     |   $19,030      $44,375    $47,121     $53,290    $163,816
Gross Profit                                     7,006     |     4,548       13,751     15,401      17,721      51,421
Net income (loss) from continuing ops  (1)      21,795     |    (1,277)         191      1,196       1,972       2,082
Net income (loss) from discontinued operations (27,810)    |     1,506        1,166      1,477         421       4,570
                                               --------    |    -------     -------    -------     -------    --------
Net income (loss)                               (6,015)    |       229        1,357      2,673       2,393       6,652
                                               ========    |    =======     =======    =======     =======    ========
Per Common Share (2):                                      |
 Net income (loss) from continuing operations      N/A (3) |    ($0.18)       $0.03      $0.17       $0.28       $0.30
 Net income (loss) from discontinued operations    N/A (3) |      0.21         0.16       0.21        0.06         .65
                                              ---------    |   -------      -------    -------     -------    --------
     Total                                         N/A (3) |     $0.03        $0.19      $0.38       $0.34       $0.95
                                              =========    |   =======      =======    =======     =======    ========
 Closing Market Price:                                     |
                         High                      N/A (4) |       N/A (4)  $10.250    $10.875     $11.875     $11.875
                         Low                       N/A (4) |       N/A (4)   $9.500     $9.125      $8.750      $8.750

 (1) Net loss excludes $58,704 of Extraordinary Gain.
 (2) Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.
 (3) The net income (loss) per common share for the Predecessor Company has not been presented because it is not comparable.
 (4) Trading of Predecessor Company Common Stock and Preferred Stock was suspended on May 21, 1993. Periods prior to this date are not presented as they are not comparable.

NOTE 14 - PLAN OF REORGANIZATION AND FRESH START REPORTING

The United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (the Plan) on September 29, 1993 (the Confirmation Date), which allowed the Company to emerge from Chapter 11 Bankruptcy effective October 13, 1993 (the Effective Date). The Company operated under the protection of Chapter 11 following a voluntary petition for reorganization filed May 17, 1993. The Plan provided for the issuance of approximately seven million new shares of common stock and distributions to major creditors and shareholders. The holders of the Company's 12% senior subordinated debentures received nearly 97% of the new common stock with the balance of the new common stock distributed to preferred stock and common stock holders. General unsecured creditors receive quarterly cash payments for five years with payments commencing December 31, 1993. All distributions were made in accordance with the plan provisions.

The distribution of shares of the new Common Stock and Warrants commenced on October 13, 1993. The new Common Stock and new Warrants became listed on the American Stock Exchange on December 6, 1993.

Fresh Start Reporting

As of the Confirmation Date, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (SOP 90-7) -- "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Reporting resulted in material changes to the consolidated balance sheet, including valuation of assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business.

The Company recorded a reorganization value of $36,000 (the approximate fair value) which was based on the consideration of many factors and various valuation methods, including discounted cash flows and price/earnings and other applicable ratios and valuation techniques believed by management and its financial advisors to be representative of the Company's business and industry. The excess of the reorganization value over the fair value of net assets and liabilities is reported as excess reorganization value and is amortized over a twenty year period.

The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Consolidated Statement of Operations for the period ended September 29, 1993:


Reorganization Items:

                                                                                           Income/(expense)
                                                                                      ---------------------------
                                                                                      Continuing     Discontinued
                                                                                      Operations     Operations
                                                                                      -----------    -----------
Fair Market Value Adjustments to tangible Assets and Liabilities, net                     $8,024        ($9,680)
Write-off existing Goodwill                                                                    -        (39,840)
Accrue Professional Fees to complete reorganization process                              (10,100)             -
Reorganization Value in excess of Fair Market Value tangible Assets and Liabilities       26,022         39,471
Certain foreign entites with Reorganization Value
  Less than Fair Value of tangible Assets and Liabilities                                      -        (17,000)
                                                                                      -----------    -----------
                             Total Reorganization Items                                  $23,946       ($27,049)
                                                                                      ===========    ===========

                                                                                            Income/(expense)
                                                                                      ---------------------------
Extraordinary Gain:                                                                   Continuing     Discontinued
                                                                                      Operations     Operations
                                                                                      -----------    -----------
Carrying Value of 12% Senior Subordinated Debentures plus accrued interest               $93,624          $ -
Fair Value of Equity exchanged for Debt per the Plan                                     (34,920)
                                                                                      -----------    -----------
                              Total Extraordinary Gain                                   $58,704          $ -
                                                                                      ===========    ===========


NOTE 15 - SUBSEQUENT EVENTS

During the fourth quarter of 1996, the Company committed to sell all of its ownership interest in its majority owned Japanese subsidiary. On September 20, 1996 the Company completed the sale of its 2,148,000 shares of AM Japan Co., Ltd, and the Company received proceeds of approximately $10,600, net of
certain costs.   At July 31, 1996, the Company's investment in the subsidiary amounted to $7,698 and is reflected as "Net assets held for sale" in the Consolidated Balance Sheet. This amount consists primarily of receivables, inventory, property and equipment, intangible assets, net of accounts payable and accrued liabilities. A gain of approximately $2,600 will be recorded by the Company in the first quarter of fiscal 1997 as a result of the sale.

On October 29, 1996 the Company entered into a definitive Merger Purchase Agreement with a corporation newly formed by affiliates of Pacholder Associates, Inc., a Cincinnati-based provider of investment management, financial advisory and investment banking services to institutional clients. The agreement provides for the merger of a subsidiary of purchaser with and into the Company pursuant to which the current shareholders of the Company will receive $5.00 per common share and the Company will become a wholly-owned subsidiary of the purchaser. The transaction is conditioned upon the purchaser finalizing a credit facility within 30 days. The transaction is subject to a number of additional conditions, including approval by a majority of the shareholders of the Company at a meeting tentatively scheduled for January, 1997.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and the
Board of Directors of
AM International, Inc.

We have audited the accompanying consolidated balance sheets of AM International, Inc. (Reorganized Company) and subsidiaries as of July 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended July 31, 1996 and 1995, and the period from September 30, 1993 through July 31, 1994. We have also audited the related consolidated statements of operations, shareholders' equity and cash flows of AM International, Inc. (Predecessor Company) and subsidiaries for the period from August 1, 1993 through September 29, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AM International, Inc. (Reorganized Company) and subsidiaries as of July 31, 1996 and 1995 and the results of their operations and cash flows for the years ended July 31, 1996 and 1995, and for the period from September 30, 1993 through July 31, 1994 and the results of operations and cash flows of AM International, Inc. (Predecessor Company) for the period from August 1, 1993 through September 29, 1993, in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP


October 29, 1996
Chicago, Illinois

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               See the information with respect to the Directors of the Registrant which will be set forth in the section entitled "Election of Directors" of the 1996 Proxy Statement. Except for the paragraphs relating to the remuneration of directors, this section is incorporated herein by reference.

               For information regarding Executive Officers of Registrant, see
Item 4(A) of this Report which is incorporated herein by reference.


ITEM 11.       EXECUTIVE COMPENSATION

               See the information to be set forth in the sections entitled "Remuneration of Directors" and "Executive Compensation" in the 1996 Proxy Statement. This information is incorporated herein by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

               See the information to be set forth in the sections entitled "Principal Stockholders" and "Security Ownership of Directors and Executive Officers" in the 1996 Proxy Statement, which is incorporated herein by reference.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Such transactions, if any, will be disclosed in a section entitled "Certain Transactions" in the 1996 Proxy Statement, and will be incorporated herein by reference.

                                    PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

(a)(1)          FINANCIAL STATEMENTS.

                The "Consolidated Financial Statements" including the notes thereto and the Report of Arthur Andersen LLP dated
                October 29, 1996.

(a)(2)          FINANCIAL STATEMENT SCHEDULE.

                The Financial Statement Schedule listed below should be read in conjunction with Registrant's "Consolidated Financial Statements" included herein. Schedules not listed here have been omitted because they are not applicable or they are immaterial or the required information is included in Registrant's "Consolidated Financial Statements" including the notes thereto.

                                                           SCHEDULE        PAGE
                                                              NO.           NO.
                                                              ---           ---
                Valuation and
                  Qualifying Accounts                         II            47


(a)(3)          EXHIBITS.

                Reference is made to the separate exhibit index commencing on page 48 hereof.

(b)             REPORTS ON FORM 8-K

                A Current Report on Form 8-K dated July 11, 1996 was filed relating to the agreement to sell Sheridan Systems.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 29, 1996             AM INTERNATIONAL, INC.
                                              (REGISTRANT)



                                        By /S/Jerome D. Brady
                                           -----------------------------
                                           Jerome D. Brady, Chairman,
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 29, 1995 by the following persons on behalf of the Registrand and in the capacities indicated.

         SIGNATURE                                             TITLE
         ---------                                             -----
/S/JEROME D. BRADY                             CHAIRMAN, CHIEF EXECUTIVE OFFICER
----------------------------------                   AND PRESIDENT
JEROME D. BRADY


/S/THOMAS D. ROONEY                            PRESIDENT, MULTIGRAPHICS, VICE PRESIDENT AND
----------------------------------             CHIEF FINANCIAL  OFFICER (PRINCIPAL ACCOUNTING &
THOMAS D. ROONEY                               FINANCIAL OFFICER)




/S/ROBERT E. ANDERSON, III                     DIRECTOR
----------------------------------
ROBERT E. ANDERSON, III


/S/JEFFREY D. BENJAMIN                         DIRECTOR
----------------------------------
JEFFREY D. BENJAMIN


/S/ROBERT N. DANGREMOND                        DIRECTOR
----------------------------------
ROBERT N. DANGREMOND


/S/WILLIAM E. HOGAN II                         DIRECTOR
----------------------------------
WILLIAM E. HOGAN II


/S/JEFF M. MOORE                               DIRECTOR
----------------------------------
JEFF M. MOORE

                                                         SCHEDULE II

                             AM INTERNATIONAL, INC.
                        VALUATION & QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED JULY 31, 1996
                             (Dollars in Thousands)

                                                            Reserves Deducted in the
                                                            Balance Sheet from Assets
                                                         --------------------------------
                                                           Accounts
                                                          Receivable          Inventories
                                                          ----------          -----------
Predecessor Company:
BALANCE JULY 31, 1993                                        $ 1,690             $ 6,082

        Additions Charged to Cost & Expenses                     157                 295

        Deductions from Reserves                                (334)               (727)
                                                              ------              ------
BALANCE SEPTEMBER 29, 1993                                     1,513               5,650
-----------------------------------------------------------------------------------------

Reorganized Company:

        Additions Charged to Cost & Expenses                     128               1,428

        Deductions from Reserves                                (201)             (1,320)

        Other (1)                                                  0              (1,177)
                                                              ------              ------

BALANCE JULY 31, 1994                                          1,440               4,581

        Additions Charged to Cost & Expenses                     337               2,659

        Deductions from Reserves                                (465)             (2,582)
                                                              ------              ------
BALANCE JULY 31, 1995                                          1,312               4,658

        Additions Charged to Cost & Expenses                     193               7,156

        Reclassification to Assets Held for Sale                (171)               (270)

        Deductions from Reserves                                (512)             (2,890)
                                                              ------              ------

BALANCE JULY 31, 1996                                           $822              $8,654
                                                              ======              ======

(1) Represents Fresh Start adjustments in accordance with SOP 90 - 7 relating to used and finished machine inventory valuation.

                                EXHIBIT INDEX

NO.             DESCRIPTION
---             -----------

2(A) Asset Purchase Agreement among Registrant, AM Graphics International Limited and Heidelberg Druckmaschinen AG dated as of July 9, 1996 (incorporated by reference to Appendix A to Registrant's Proxy Statement dated August 2, 1996, filed with the Commission on August 1, 1996).

2(B)       Definitive Agreement dated August 21, 1996 among Registrant,
           JAC Co., Ltd. and Shigeru Watanabe (incorporated by reference to Registrant's Report on Form 8-K filed as Exhibit 2 with the Commission on October 2, 1996).

3          Certificate of Incorporation and By-laws
           (A)  Second Restated Certificate of Incorporation of Registrant.*
           (B)  By-laws of Registrant effective as of October 13, 1993.*

4          Instruments Defining the Rights of Security Holders
           (A) Warrant Agreement dated as of October 13, 1993 between Registrant and First Chicago Trust Company of New York.*

10         Material Contracts
           (A) AM International, Inc. 401(k) Employees' Savings and Investment Plan, Amendment 1995-1.**
           (B) AM International, Inc. Executive Incentive Compensation Plan Fiscal Year 1996.**
           (C)  AM International, Inc. Retirement Accumulation Plan.**
           (D)  Settlement Agreements between Registrant and Richard J.
                Bonnie and David A. Roberts, dated January 19, 1996 and September 13, 1996, respectively.
           (E) Letter Agreement dated December 8, 1994 between Registrant and Jerome D. Brady (Incorporated by Reference to Registrant's Report on Form 10-Q filed as Exhibit 10(A) with the Commission on March 13, 1995).**
           (F) Letter Agreement dated December 8, 1994 between Registrant and Steven R. Andrews (Incorporated by reference to Registrant's Report on Form 10-Q filed as Exhibit 10(B) with the Commission on March 13, 1995).**
           (G) Letter Agreement dated January 31, 1995 between Registrant and David A. Roberts.**

                (H) Change-In-Control and Termination Benefits Agreements dated July 7, 1995 between Registrant and Messrs. Brady, Andrews, Bonnie, Roberts and Rooney.**
                (I) AM International, Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Registrant's Annual Report for the year ended July 31, 1994, filed as Exhibit 10(A) with the Commission on October 27, 1994).**
                (J) Engagement Letter dated January 27, 1994 between Registrant and Jay Alix & Associates (incorporated by reference to Registrant's Annual Report for the year ended July 31, 1994, filed as Exhibit 10(B) with the Commission on October 27, 1994).
                (K) Employment Agreement dated September 19, 1994 between Jerome D. Brady and Registrant (incorporated by reference to Registrant's Annual Report for the year ended July 31, 1994, filed as Exhibit 10(C) with the Commission on October 27, 1994).**
                (L) AM International, Inc. 401(k) Employees' Savings and Investment Plan (Restated December 17, 1993, effective January 1, 1989) (incorporated by reference to Registrant's Annual Report for the year ended July 31, 1994, filed as Exhibit 10(F) with the Commission on October 27, 1994).**
                (M) First Amended Plan of Reorganization, as amended September 29, 1993 (incorporated by reference to registrant's Annual Report for the year ended July 31, 1993, filed as Exhibit 10(A) with the commission on october 29, 1993).
                (N) Registrant's Amended Plan of Reorganization, as amended July 16, 1984 (incorporated by reference to Registrant's Annual Report for the year ended July 31, 1984, filed as
                     Exhibit 4(A) with the Commission on October 26, 1984).
                (O) Amendment 1991-1 to the AM International, Inc. Supplemental Executive Retirement Plan. (incorporated by reference to Registrant's Annual Report for the year ended July 31, 1991, filed as Exhibit 10(M) with the Commission on October 29, 1991).**
                (P) AM International, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Registrant's Annual Report for the year ended July 31, 1987, filed as Exhibit 10(N) with the Commission on october 28, 1987).**
                (Q) Retirement Plan for Outside Directors of AM International, Inc. (incorporated by reference to Registrant's Annual Report for the year ended July 31, 1987, filed as Exhibit
                     10(Q) with the Commission on October 28, 1987).**
                (R)  Amendment to Retirement Plan for Outside Directors of AM
                     International, Inc. (incorporated by reference to
                     Registrant's Annual Report for the year ended July 31, 1988, filed as Exhibit 10(M) with the Commission on October 25, 1988).**
                (S) Letter Agreement dated May 8, 1992 between Registrant and Thomas Rooney (incorporated by reference to Registrant's Annual Report as Exhibit 10(d) for the year ended July 31, 1992, as filed with the Commission on October 29, 1992).**

23              Consent of Arthur Andersen LLP

24              Powers of Attorney

99              Additional exhibits
                     Second Amended Disclosure Statement dated August 26, 1993 (incorporated by reference to Registrant's Annual Report for the year ended July 31, 1993, filed as Exhibit 28 with the Commission on October 29, 1993).

_______________________________________________

*            Incorporated herein by reference to exhibit of the same number filed with the Registrant's Annual Report for the year ended
             July 31, 1993, as filed with the Commission on October 29,
             1993.
**           Management contract or compensatory plan, contract or arrangement.