Form 10-K/A
period 1996-07-31
AM INTERNATIONAL INC
filed 1996-11-27
CIK 2310

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

ROBERT E. ANDERSON, III, 61


     Director of the Company since January 26, 1995. Mr. Anderson is Executive Vice President, Planning and Development at Owens & Minor, Inc., a Virginia-based wholesale distributor of medical/surgical supplies and related
products.   He has held that position since 1994.  Prior thereto, Mr. Anderson held a number of senior management positions at Owens & Minor, Inc., after
their acquisition of Powers & Anderson in 1967.   Mr. Anderson is a director of
Mayer Electric Supply Company, a wholesale distributor of supplies, and a former director of the Savin Company, a distributor of copier machines.


JEFFREY D. BENJAMIN, 35


     Director of the Company since October 13, 1993. Since May 1996, Mr. Benjamin has been a Managing Director at UBS Securities LLC, a securities investment firm. From January 1996 to May 1996, Mr. Benjamin was a Managing Director at Bankers Trust Company, a financial services company. From 1992 to January 1996, Mr. Benjamin was an officer of Apollo Capital Management, Inc. and Lion Capital Management, Inc., which respectively act as general partners of Apollo Advisors, L.P. and Lion Advisors, L.P. Mr. Benjamin is a limited partner of Apollo Advisors, L.P., which acts as managing general partner of Apollo Investment Fund, L.P. and AIF II, L.P., securities investment funds, and a limited partner of Lion Advisors, L.P., which acts as financial advisor to and representative for Altus Finance and certain other institutional investors with respect to securities investments. From 1985 to 1992, Mr. Benjamin was a Vice President at Salomon Brothers Inc, an investment banking firm. Mr. Benjamin is a director of Empire Kosher Poultry, Inc.


JEROME D. BRADY, 52

     Director, Chairman of the Board, Chief Executive Officer and President of the Company since September 19, 1994. Mr. Brady was Vice President at FMC Corporation, a producer of chemicals and machinery, and General Manager of its Food Machinery Group from October 1992 until he joined the Company. From 1978 to 1992, Mr. Brady held a number of senior management positions with Harsco Corporation, a diversified industrial manufacturing and service company, most recently as Senior Vice President of Operations in charge of the Industrial Services and Building Products Group.

ROBERT N. DANGREMOND, 53


     Director of the Company since February 8, 1993. Since August 1995 Mr. Dangremond has acted as interim Chief Executive Officer and President of Forstmann & Company, Inc., a producer of clothing fabrics. From February 1993 to September 1994, Mr. Dangremond acted as interim Chairman of the Board, Chief Executive Officer, and President of the Company. Since September 1989 Mr. Dangremond has been a Principal with Jay Alix & Associates, a consulting firm specializing in the restructuring of major corporations. From 1982 to 1989 he was the CFO and Treasurer of Leach & Garner Company, a diversified manufacturing and trading company. Prior thereto, he served as a Vice President and Manager for Chase Manhattan Bank and a Sales and Marketing Manager for Scott Paper Company. Mr. Dangremond is also a director of Standard Brands Paint Company, Envirodyne Industries, Inc. and Forstmann & Company, Inc.

WILLIAM E. HOGAN II, 54

     Director of the Company since September 23, 1994. Mr. Hogan is President and CEO of Telcom Systems Services, Inc., a company that markets, sells, designs and installs telecommunications systems, and since 1993 Mr. Hogan has been Chairman and CEO of The Hogan Company, which specializes in the creation and building of technology companies. From 1991 to 1993, Mr. Hogan was Vice President, Corporate Operations and Quality for Medtronic, Inc., a manufacturer of implantable medical devices, and from 1984 to 1991, Mr. Hogan held various management positions at Honeywell, Inc., a manufacturer and marketer of control systems.


JEFF M. MOORE, 37



     Director of the Company since February 14, 1996. Mr. Moore has been a limited partner of Apollo Advisors, L.P. and Lion Advisors, L.P., which respectively act as managing general partner of Apollo Investment Fund, L.P. and AIF II, L.P., securities investment funds, and as financial advisor to and representative for certain institutional investors with respect to securities investments since 1992. From 1990 until joining Apollo, Mr. Moore was Vice President - Investment Management at First Executive Corporation where he was responsible for the management of a diversified fixed income portfolio. Prior to 1990, Mr. Moore was a Certified Public Accountant at Deloitte and Touche where he specialized in financial instruments and credit analysis.




     Each director will hold his office until the next annual meeting of stockholders and until his successor is elected and qualified. To the Company's knowledge, no director or executive officer has been involved in any legal proceedings at any time during the last five years material to an evaluation of his ability or integrity.


     For information regarding Executive Officers of the Registrant, see Item 4(A) of this Report (filed with the Securities and Exchange Commission on October 29, 1996, File No. 1-683) which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

(a)  Summary Compensation Table

     The following table reflects information with respect to the annual compensation for services in all capacities to the Company for the fiscal years ended July 31, 1996, July 31, 1995, and July 31, 1994, of those persons who were during the fiscal year ended July 31, 1996, (i) the Chief Executive Officer and (ii) the other four most highly compensated executive officers of the Company (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE



                                                                               Long Term
                                   Annual Compensation                    Compensation Awards
                                   -------------------                    -------------------
                                                                              Securities
                                                                  Other       Underlying
Name and                                                         Annual     Stock Options/     All Other
Principal Position(1)        Year        Salary          Bonus   Comp(2)         SARs           Comp(3)
---------------------------  ----  -------------------  -------  -------  -------------------  ---------

Jerome D. Brady              1996  $350,000              $0       $33,916         0              $14,507
 President and Chief         1995   297,500            421,250     12,373      140,000             8,226
 Executive Officer           1994     N/A                N/A        N/A          N/A               N/A

Thomas D. Rooney             1996   199,500               0        29,949         0               10,095
 Vice President and Chief    1995   190,000             65,132     27,560         0               280,121
 Financial Officer           1994   185,859            231,443     30,455       50,000             13,752

David A. Roberts             1996   225,000               0        19,150         0                10,440
 President - AM              1995   108,173             60,000     69,995       60,000              4,573
 Multigraphics and           1994    N/A                 N/A        N/A          N/A                 N/A
 Vice President (Company)

Ulrik T. Nygaard             1996   190,000               0        3,304          0                 7,621
 President-Sheridan          1995   148,980             57,062      853         20,000             31,010
 Systems and Vice President  1994   148,980            124,171    108,312         0                11,072
 (Company)

Steven R. Andrews            1996   183,750               0        22,223         0                 8,423
 Vice President, General     1995   175,000             59,990    106,564         0                 4,308
 Counsel and Secretary       1994     N/A                N/A        N/A         35,000                N/A





(1) The titles shown are the capacities in which each executive officer served at the end of fiscal 1996. On September 19, 1994 the Company hired Jerome D. Brady as Chairman, President and Chief Executive Officer; on January 30, 1995 the Company hired David A. Roberts; and on June 27, 1994 the Company hired Steven R. Andrews. On August 27, 1996, Mr. Nygaard ceased to be an officer and employee of the Company as a result of the sale of the Company's Sheridan Systems division. On September 13, 1996, Mr. Roberts resigned as an officer of the Company. Mr. Rooney has succeeded Mr. Roberts as the President of AM Multigraphics.


(2) The amounts include taxes reimbursed during the fiscal year of $19,531 to Mr. Brady, $16,344 to Mr. Rooney, $7,693 to Mr. Roberts and $9,768 to Mr. Andrews. During fiscal year 1995, the Company paid relocation expenses of $91,640 for Mr. Andrews and 65,383 for Mr. Roberts. During fiscal year 1994, the Company paid relocation expenses of $107,815 for Mr. Nygaard. Also included are amounts attributable to executive medical plan expenses, disability insurance and car allowances.


(3) The amounts in this column for fiscal 1996 include (i) premiums paid by the Company for executive life insurance of $6,684 for Mr. Brady, $4,077 for Mr. Rooney, $3,806 for Mr. Roberts, $754 for Mr. Nygaard and $2,504 for Mr. Andrews and (ii) matching contributions under the Company's 401(k) plans of $7,823 for Mr. Brady, $6,018 for Mr. Rooney, $6,634 for Mr. Roberts, $6,867 for Mr. Nygaard and $5,920 for Mr. Andrews.

(b) Option/SAR Grants

     No stock options or SARs were awarded to the Named Executive Officers during fiscal year 1996.

(c) Option Values

     The following table shows the number and value of unexercised stock options held by the Named Executive Officers as of July 31, 1996.


     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                    Number of Unexercised        Value of Unexercised
                                                Securities Underlying                    In-the-Money
                                                       Options                             Options
               Shares                           At Fiscal Year-End(a)               At Fiscal Year-End(a)(b)
            Acquired on      Value        ----------------------------------------------------------------------
              Exercise      Realized        Exercisable      Unexercisable      Exercisable      Unexercisable
Name            (#)           ($)               (#)               (#)               (#)               (#)
------------  --------  ----------------  ----------------  ----------------  ----------------  ----------------

J.D. Brady        0          $0                    70,000        70,000              $0                $0
T.D. Rooney       0           0                    30,000        20,000               0                 0
D.A. Roberts      0           0                    30,000        30,000               0                 0
U.T. Nygaard      0           0                     6,200        13,800               0                 0
S.R. Andrews      0           0                    14,000        21,000               0                 0

-------------


(a)  No SARs were outstanding as of July 31, 1996.


(b) Based on the closing market price of the Common Stock of $1.875 on July 31, 1996. As of July 31, 1996 all the outstanding options held by executive officers of the Company were out-of-the money.


(d)  Employment and Other Agreements

     The Company has entered into an employment agreement with Mr. Brady, effective as of September 19, 1994. The agreement with Mr. Brady provides that he will serve as Chairman, President and Chief Executive Officer of the Company until September 19, 1996, at which time the employment term will be automatically extended for successive one-year periods unless either party notifies the other that the term will not be extended at least one year prior to the termination date. The agreement is currently in a renewal period. The agreement provides that Mr. Brady will receive compensation in the form of (a) a minimum annual base salary of $350,000 and (b) incentive compensation in amounts determined in accordance with the Company's Executive Incentive Compensation Plan (provided that Mr. Brady's incentive compensation was not less than $200,000 for the Company's fiscal year ended July 31, 1995).
Pursuant to the agreement and the Company's 1994 Long Term Incentive Plan, Mr. Brady has received (a) non-qualified stock options to purchase 140,000 shares of Common Stock (vesting generally 25% on each of the first four anniversaries of the date of grant) at an exercise price equal to the fair market value on the date of grant (i.e., $12.125 per share) and (b) a bonus stock award for 10,000 shares of Common Stock. The employment agreement also provides that Mr. Brady is entitled to participate in all employee benefit plans and to receive all fringe benefits as are from time to time made generally available to senior management of the Company. Mr. Brady also received a $100,000 execution bonus.

     The Company may terminate Mr. Brady's employment in the event of Mr. Brady's incapacity or serious misconduct (as those terms are defined in the employment agreement) or as a result of a substantial failure or inability by Mr. Brady to perform his duties (after a cure period) or the breach of certain noncompetition or confidentiality obligations set forth in the employment agreement. The Company may also terminate the employment agreement at any time, provided that in such case or in the event the Company delivers notice of its determination not to extend the term of the agreement, Mr. Brady will be entitled to receive a severance benefit of 24 months of his base salary then in effect (in addition to other benefits generally available to senior management employed by the company), such 24 month period to be reduced (but not by more than 12 months) by the number of months Mr. Brady is employed pursuant to the employment agreement beyond September 19, 1996. The severance benefits provided for in Mr. Brady's employment agreement will not be payable in the event of a pay-out under Mr. Brady's Change-in-Control Agreement described below. The agreement also contains certain non-competition and confidentiality obligations of Mr. Brady.



Change-In-Control Agreements


     In July 1995 the Board authorized the Company to enter into agreements with each of Jerome D. Brady, President and Chief Executive Officer, Thomas D. Rooney, Vice President and Chief Financial Officer, and Steven R. Andrews, Vice President, General Counsel and Secretary, to secure their continued service in the event of any "Change-in-Control (collectively, the "Change-in-Control Agreements"). The Change-in-Control Agreements provide, in the event of a "Change-in-Control," that such officers will receive a "Retention Bonus" ($800,000 for Mr. Brady, $250,000 for Mr. Rooney and $200,000 for Mr. Andrews). Under the Change-in-Control Agreements, a "Change-in-Control" occurred on August 27, 1996 when the sale of substantially all of the Company's Sheridan Systems assets was consummated. Accordingly, the Retention Bonus will be paid in accordance with the provisions of an escrow agreement on the earliest to occur of (1) the date of the consummation of the merger (the "Merger") contemplated by the Merger Purchase Agreement dated as of October 29, 1996 with a corporation newly formed by affiliates of Pacholder Associates, Inc. (if the officer is employed by the Company on such date), (2) February 27, 1997 (if the officer is employed by the Company on such date), and
(3) the date on which the officer's employment by the Company terminates by reason of a "Qualifying Termination" or his death or disability. A "Qualifying Termination" means a termination by the Company for a reason other than "cause" or by the officer for "good reason" each as defined in the agreements. A "Qualifying Termination" also includes a termination of employment by the officer for any reason whatsoever during the 30-day period commencing on August 27, 1997. The definition of "good reason" provides that in the event a Change-in-Control which results from the sale of Sheridan Systems, "good reason" shall be deemed to exist on or after the date on which the Retention Bonus becomes payable to the officer. In addition, if after a Change-in-Control there is a Qualifying Termination, the officer will receive a lump sum cash amount equal to two times the officer's highest rate of annual base salary in effect at any time after the date of the execution of the Change- in-Control Agreement (which amount is reduced over time following the Change-in-Control), together with a pro rata portion of bonus for the year and
payments of certain accrued benefits.   Such lump sum cash payments as of
November 1, 1996 are currently estimated to be $700,000 for Mr. Brady, $399,000 for Mr. Rooney and $397,000 for Mr. Andrews. Pursuant to a Change-in-Control Agreement with Ulrik T. Nygaard, the Company has paid $100,000 to Mr. Nygaard in full satisfaction of the Company's obligations under such agreement.


     On October 29, 1996, the Company entered into a letter agreement with Mr. Rooney and executed acknowledgment letters in favor of Messrs. Brady and Andrews. The letters from the Company to Messrs. Brady and Andrews advised them that their employment would be terminated as of the closing of the Merger (the "Closing") and acknowledged that such termination of employment would be treated as a Qualifying Termination under their Change-in-Control Agreements. The letter agreement between the Company and Mr. Rooney effects a satisfaction and discharge of the parties' respective obligations under Mr. Rooney's Change-in-Control Agreement. Under the terms of Mr. Rooney's letter agreement, Mr. Rooney will receive the cash payments from the Company he otherwise would have received had there been a Qualifying Termination at the Closing.

Other Agreements


     Certain executive officers of the Company have entered into agreements regarding supplemental retirement benefits ("SRP"). These agreements generally provide, subject to certain exceptions, that upon normal retirement at age 65, such persons are entitled to receive a fixed monthly cash payment for life of 3 1/3% of their final average monthly compensation times their years of service (up to a maximum of 15 years), provided, however, that such supplemental benefits be reduced by the actuarial value of all other retirement benefits payable to such person from all the Company's other sponsored retirement programs. The estimated annual benefits payable upon retirement at normal retirement age for each of the Named Executive Officers entitled to receive these benefits are $429,066 for Mr. Brady, $241,410 for Mr. Rooney and $157,974 for Mr. Andrews. All of the foregoing supplemental benefits are unfunded and as of July 31, 1996, the Company has reserved approximately $1,272,699 with respect to such benefits which have accrued. In the event of the closing of the Merger, in lieu of the foregoing, there will be lump-sum payments in the amount of $252,322 for Mr. Brady, $727,119 for Mr. Rooney and $76,266 for Mr. Andrews.



DIRECTOR COMPENSATION

     Directors are reimbursed for travel and expenses related to attendance at meetings of the Board of Directors or Board committees. Directors who are non-employees of the Company receive a quarterly retainer of $5,000 and a meeting fee of $750 for attendance in other than regular meetings in person or by telephone. Directors who are officers of the Company receive no additional compensation for their services as directors.

     On August 27, 1987 the Board of Directors approved a retirement plan for outside directors with a minimum of five years of service. Under the plan, eligible directors commence receiving benefits upon the later of attainment of age 65 and the actual date of retirement. The benefit payable under the plan is 75% of the annual retainer in effect at the time of retirement, payable in equal annual installments. The number of annual installments is equal to the number of years of service, with payments made on the August 1st following the director's retirement. In 1988, the retirement plan was amended to provide that all outside directors become eligible immediately upon a change in control of the Company. The plan also provides for mandatory retirement upon attainment of age 70, except for all persons over the age of 65 serving as directors at the time of adoption of the plan. Upon the effective date of the Company's Plan of Reorganization, the retirement plan for outside directors was assumed as an executory contract and in August, 1995 the second installment of payments was paid to five directors in the aggregate amount of $79,500. Annual payments are expected to continue to certain directors through the year 2009.

     Pursuant to the terms of the Company's 1994 Long Term Incentive Plan, non-employee directors are automatically granted, on the date of each annual meeting of stockholders, non-qualified options to purchase 1,000 shares of Common Stock at an option exercise price per share equal to the fair market value of a share of Common Stock on the date of grant. Such options are exercisable in part or in full on the date of grant and expire ten years after the date of grant. If a non-employee director ceases to be a director of the Company for any reason, each option held by such holder is exercisable for a period of three months after the date of such holder's ceasing to be a director or until the expiration of the term of such option, whichever is shorter.

     The Company is not aware of any family relationship between any director or person nominated or chosen by the Board to become a director or an executive officer of the Company, its subsidiaries or its affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     At November 1, 1996 to the Company's knowledge based on statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934 (the "Exchange Act") or upon information furnished in writing to the Company by the persons or entities involved, the following were the only persons, entities or groups owning beneficially 5% or more of the outstanding Common Stock of the Company:


                                            AMOUNT AND NATURE
                NAME AND ADDRESS              OF BENEFICIAL    PERCENT OF
               OF BENEFICIAL OWNER            OWNERSHIP (1)    CLASS (2)
       -----------------------------------  -----------------  ----------

       Lion Advisors, L.P.(3)                    1,875,000         26.8%
       Two Manhattanville Road
       Purchase, NY

       AIF II, L.P.(3)                             600,412          8.6%
       c/o Apollo Advisors, L.P.
       Two Manhattanville Road
       Purchase, NY

       BEA Associates                            1,290,117         18.4%(4)
       153 East 53rd Street
       One Citicorp Center
       New York, New York 10022

       State of Wisconsin Investment Board         669,100          9.6%
       P. O. Box 7842
       Madison, Wisconsin 53707

       Fidelity Bankers Life Insurance Company     645,058          9.2%
       1011 Boulder Springs Drive
       Richmond, Virginia 2225

       Hellmold Associates, Inc.                    624,754         8.9%
       640 Fifth Avenue
       13th Floor
       New York, New York 10019

       Trust Company of the West                    400,584         5.7%
       865 South Figueroa
       Los Angeles, California 90017

----------------------------

(1) Unless otherwise indicated in a note to the table, to the Company's knowledge, ownership includes sole voting power and sole investment power.
(2) Based on 7,010,000 shares of Common Stock outstanding, including treasury shares, as of November 1, 1996 plus shares deemed outstanding pursuant to Rule 13d-3(d)(1) of the Exchange Act.
(3) The shares shown for Lion Advisors, L.P. are beneficially held for the benefit of an account under management. Lion Advisors, L.P. is an affiliate of Apollo Advisors, L.P., the managing general partner of AIF II, L.P. Mr. Moore, a director of the Company, is an officer of the general partner of each of (i) Lion Advisors, L.P. and (ii) Apollo Advisors, L.P., the managing general partner of AIF II, L.P. and may be deemed to beneficially own these shares. Mr. Moore disclaims beneficial ownership of all of such shares. See "Security Ownership of Directors and Executive Officers."
(4) Shares held by BEA Associates for Executive Life Insurance Company of New York. Executive Life Insurance Company has sole voting power and sole investment power for these shares.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information concerning the number of shares of Common Stock that are beneficially owned, directly or indirectly, as of November 1, 1996, by each director, by certain executive officers and by all directors and all executive officers (including the Named Executive Officers) as a group.

     Unless otherwise indicated in a note to the table, to the Company's knowledge, ownership includes sole voting power and sole investment power.




      NAME OF BENEFICIAL                           AMOUNT AND NATURE OF    PERCENTAGE OF TOTAL
          OWNER(1)               POSITION        BENEFICIAL OWNERSHIP (2)  OUTSTANDING SHARES
-----------------------------------------------  ------------------------  -------------------

Jerome D. Brady              Chairman,                             81,000                 1.2%
                              President and CEO
Robert E. Anderson, III      Director                               1,917                    *
Jeffrey D. Benjamin(3)       Director                               2,000                    *
Robert N. Dangremond         Director                               2,300                    *
William E. Hogan             Director                               2,000                    *
Jeff M. Moore(3)             Director                           2,476,412                35.4%
Steven R. Andrews            Vice President and                    14,500                    *
                              Secretary
Thomas D. Rooney             Vice President and                    30,500                    *
                              CFO
All directors and executive
 officers as a group
 (9 persons)(2)(3)                                              2,610,629                37.2%



------------------------
*Less than one percent


(1) Two of the Named Executive Officers have ceased to be employed by the Company and are not included in this chart. On August 27, 1996, Mr. Nygaard became an officer and employee of Heidelberg Finishing Systems, Inc. in connection with the sale of the Company's Sheridan Systems division. On September 13, 1996, Mr. Roberts resigned as an officer of the Company. Mr. Rooney has succeeded Mr. Roberts as the President of AM Multigraphics.


(2) Amounts include shares acquirable within 60 days of November 1, 1996 pursuant to the exercise of currently outstanding stock options granted pursuant to the Company's 1994 Long-Term Incentive Plan as follows: Mr. Andrews, 14,000 shares, Mr. Brady, 70,000 shares, Mr. Rooney, 30,000 shares, Mr. Anderson 1,917 shares, Mr. Moore, 1,000 shares, and 2,000 shares each for the remaining non-employee directors.

(3) Includes shares beneficially owned by Lion Advisors, L.P. and AIF II, L.P. Mr. Moore is an officer of the general partner of each of (i) Lion Advisors, L.P. and (ii) Apollo Advisors, L.P., the managing general partner of AIF II, L.P. Mr. Moore disclaims beneficial ownership of the indicated shares. Mr. Benjamin is a limited partner of each of Lion Advisors, L.P., Apollo Advisors, L.P. and AIF II, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On October 29, 1996 the Company entered into a definitive Merger Purchase Agreement with a corporation ("Buyer") newly formed by affiliates of Pacholder Associates, Inc., a Cincinnati-based provider of investment management, financial advisory and investment banking services to institutional clients. This agreement provides for the merger of a subsidiary of Buyer with and into the Company pursuant to which the current shareholders of the Company will receive $5.00 per common share and the Company will become a wholly-owned subsidiary of Buyer. The transaction is conditioned upon a number of conditions including approval by a majority of the shareholders of the Company at a meeting tentatively scheduled for January, 1997. It is currently contemplated that Mr. Rooney will acquire approximately 20% of the issued and outstanding shares of common stock of Buyer for consideration to be agreed upon by Buyer and Mr. Rooney.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 26, 1996               AM INTERNATIONAL, INC.
                                               (REGISTRANT)




                                        By /S/ Thomas D. Rooney
                                           -----------------------------
                                           Thomas D. Rooney
                                           President, Multigraphics,
                                           Vice President and Chief Financial
                                           Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed on November 26, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.




         SIGNATURE                                             TITLE
         ---------                                             -----
*                                              CHAIRMAN, CHIEF EXECUTIVE OFFICER
----------------------------------                   AND PRESIDENT
JEROME D. BRADY


/S/ THOMAS D. ROONEY                           PRESIDENT, MULTIGRAPHICS, VICE PRESIDENT AND
----------------------------------             CHIEF FINANCIAL  OFFICER (PRINCIPAL ACCOUNTING &
THOMAS D. ROONEY                               FINANCIAL OFFICER)




*                                              DIRECTOR
----------------------------------
ROBERT E. ANDERSON, III


*                                              DIRECTOR
----------------------------------
JEFFREY D. BENJAMIN


*                                              DIRECTOR
----------------------------------
ROBERT N. DANGREMOND


*                                              DIRECTOR
----------------------------------
WILLIAM E. HOGAN II


*                                              DIRECTOR
----------------------------------
JEFF M. MOORE


*/S/THOMAS D. ROONEY
----------------------------------
THOMAS D. ROONEY
ATTORNEY-IN-FACT

