Form 10-Q
period 1996-11-02
AM INTERNATIONAL INC
filed 1996-12-17
CIK 2310

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For Quarter Ended             November 2, 1996

Commission file number        1-683

                         AM International, Inc.
         (Exact name of registrant as specified in its charter)

Delaware                                            34-0054940
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

431 Lakeview Court Mt. Prospect, IL                    60056
(Address of principal executive offices)               (Zip Code)

                             (847) 375-1700
          (Registrant's telephone number, including area code)

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

                    7,008,421 shares of Registrant's
Common Stock, $.01 par value, were outstanding as of December 16, 1996.

              PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   AM International, Inc.
       Condensed Consolidated Statement of Operations
      (Dollars in thousands, except per share amounts)

                                     Three Months Ended
                                  November 2,   October 28,
                                      1996         1995
Revenues                             $27,699        $42,994

Cost of sales                         20,453         32,105

Gross margin                           7,246         10,889

Operating expenses
Selling, general and
administrative                         8,385         13,687
     Unusual items, net              (2,095)              0
       Total operating expenses        6,290         13,687

Operating income (loss)                  956        (2,798)

Non-operating income (expense):
     Interest income                     296             53
     Interest expense                  (853)          (831)
     Other, net                          120            116
Income (loss) before income taxes,
      discontinued operations            519        (3,460)
Income tax expense (benefit)               0              0
      Net income (loss) before
discontinued operations                  519        (3,460)
Net income (loss) of discontinued
       operations, net of tax              0          (310)
Net income (loss)                          $              $
                                         519        (3,770)

Per share of common stock: (b)
Income (loss) from continuing
operations                             $0.07        $(0.49)
Income (loss) from discontinued
operations                               -           (0.04)
            Net income (loss)          $0.07        $(0.54)
Weighted average shares of common
stock and common stock equivalents
outstanding (in thousands)             7,009         7,009



                      AM International, Inc.
               Condensed Consolidated Balance Sheets
         (Dollars in thousands, except per share amounts)

                                             November 2,    July  31,
                                                1996          1996

                    Assets
Current assets:
    Cash and cash equivalents                  $35,123       $2,560
    Accounts receivable, net                    15,973       19,774
    Inventories, net                            14,652       11,602
    Prepaid expenses and other assets              925        1,069
    Net assets held for sale                         0        7,698
    Net assets of discontinued operations            0       42,940
Total current assets                            66,673       85,643

Property, plant and equipment, net              10,619       10,867
Other assets, net                                1,008        1,452
         Total assets                          $78,300      $97,962

Liabilities and Shareholders' Equity
Current liabilities:
    Short-term borrowings and current
maturities of long-term debt                    $8,587      $14,381
    Accounts payable                             7,071       15,435
    Service contract deferred income            13,179       12,924
    Payroll related expenses                    10,576       13,227
    Other current liabilities                   16,210       17,956
Total current liabilities                       55,623       73,923

Long-term debt                                   7,257        8,527
Other long-term liabilities                     12,823       13,216
       Total liabilities                        75,703       95,666

Commitments and contingencies (Note 4)
Shareholders' equity:
  Common stock, $.01 par value; 40
million shares authorized;
      7,010,000 issued as of November 2,            70           70
1996 and July 31, 1996
  Capital in excess of par value                36,248       36,248
  Less:  treasury stock, at cost, 1,579
shares as of November 2,1996 and
      July 31, 1996                                (6)          (6)
  Accumulated earnings (deficit)              (33,715)     (34,234)
  Cumulative translation adjustment                  0          218
  Total shareholders' equity                     2,597        2,296
Total liabilities and shareholders'
equity                                         $78,300      $97,962

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   AM International, Inc.
       Condensed Consolidated Statement of Cashflows
                   (Dollars in thousands)

                                     Three Months Ended
                                  November 2,    October 28,
                                      1996          1995
Cash Flows from Operating Activities:
Net income (loss)                       $519       $(3,770)
Adjustments to reconcile net
income to cash flow from operating
activities:
  Depreciation of
property, plant and                        511           331
equipment
  Amortization and
writedown of other assets                    -           110
Discontinued
operations                                   -           303
  Change in
assets and
liabilities:
 Accounts
receivable, net                          3,801         5,494
Inventory,net                          (3,050)         (685)
Prepaid expenses and
other assets                               588         (446)
   Accounts payable and               (12,506)       (7,384)
accruals
   Other, net                            (611)           654
Cash flow from
operating activities                  (10,748)       (5,393)

Cash Flows from Investing Activities:
  Capital
expenditures                             (263)       (2,287)
  Net proceeds from divested operations 50,638             -
  Discontinued operations                    -         (561)
Cash flow from                          50,375
investing activities                                 (2,848)

Cash Flows from Financing Activities:
  Net borrowings (payments) under short-
term borrowing agreements               (5,794)         8,877
Principal borrowings
(payments) on long-term                (1,270)         (881)
debt
  Discontinued
operations                                   -       (7,676)
Cash flow from
financing activities                   (7,064)           320

Increase (decrease) in
cash and cash equivalents                32,563       (7,921)
Cash and cash equivalents at              2,560        12,563
beginning of period
Cash and cash equivalents at end
of period                               35,123         4,642

The Notes to Consolidated Financial Statements are an integral part of these financial statements.



                         AM INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


Note 1 - Basis of Presentation

The Condensed Consolidated Financial Statements included here have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a recurring nature, necessary for fair presentation. Certain prior year amounts have been reclassified to conform with the current year presentation. The accompanying Condensed
Consolidated Financial Statements and the related notes should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company's Annual Report on Form 10
- K for the year ended July 31, 1996 as amended.

Note 2 - Discontinued Operations

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


Note 3 - Borrowing Arrangements


The Company's short and long-term borrowings are comprised of the following:

                             November 2, 1996        July 31, 1996
   Revolving Credit Facility          -                 $5,430
   General Unsecured Claims &
   Priority Tax Claims             12,941                13,795
   Capital Leases                  2,903                 3,683
            Total                 $15,844               $22,908

Classified in the Consolidated Balance Sheet
as follows:
   Short-term                      $8,587                $14,381
   Long-term                       7,257                 8,527
            Total                  $15,844              $22,908

Through October 12, 1996, the date the facility expired, the Company maintained a $25,000 three year secured domestic Revolving Credit Facility (subject to borrowing base limitations) with BT Commercial Corporation and LaSalle National Bank. The Revolving Credit Facility included a $10,000 sub-facility for the issuance of letters of credit. As security for utilization of the Revolving Credit Facility, the Company granted a security interest and general lien upon its domestic assets. As of July 31, 1996 the Company had borrowings of $5,430 under the Revolving Credit Facility and was utilizing $3,347 of the facility to secure outstanding letters of credit.

In August, 1996 the Company completed the sale of substantially all of the assets and liabilities of the Sheridan Systems division for gross proceeds of $50,100. The proceeds of the sale were used in part to pay off all outstanding borrowings on the Revolving Credit Facility and to cash collateralize outstanding letters of credit. At November 2, 1996, the Company had restricted cash on deposit of $3,703 to cover outstanding letters of credit. The Company is presently operating its business with existing cash reserves which are sufficient to finance current operations.

On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (Plan). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims has been imputed at 9% per annum. At November 2, 1996 the Company had $834 of restricted cash which pertains to the settlement of disputed claims in accordance with the Plan.

Note 4- Capital Structure

The Company's charter authorizes 50 million shares of stock, of which 40 million shares are reserved for issuance as Common Stock and 10 million shares are reserved for issuance as Preferred Stock. The Board of Directors has authorized the issuance of 7,010,000 of such shares of $.01 par value Common Stock. The Company's 1994 Long Term Incentive Plan provides for the issuance of 1,400,000 shares of new $0.01 par value Common Stock. Options to purchase the Common Stock are awarded at a price not less than 100% of the market price on the date of the grant, become excersiable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. At November 2, 1996, options to purchase 334,200 shares were outstanding at option prices ranging from $4.440 to $12.125. The Company has not issued any Preferred Stock. The Common Stock and all other equity securities issued under the new charter are voting securities (although the voting rights of any preferred stock issued would differ from those of the Common Stock) and will not have any preemptive rights to subscribe for additional shares. The Common Stock is not subject to conversion or redemption and when issued is fully paid and non-assessable. The Company's warrants that were issued in accordance with the Plan expired unexercised.

Note 5 - Commitments and Contingencies


The Company received creditor claims during its bankruptcy proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. As of November 2, 1996 disputed claims amounted to $20,900. During the first quarter the Company expunged or settled approximately $10,400 in disputed claims for amounts within previously established reserves. The disputed claims are primarily comprised of environmental and product liability claims. The Company has been notified of various environmental matters in connection with certain current or former Company locations in Illinois, Ohio, Indiana, Pennsylvania, and Rhode Island. The Company is also involved in various other administrative and legal proceedings incidental to its business, including product liability and general liability lawsuits against which the Company is partially insured. The disputed claims are in many cases in excess of recorded reserves. At the present time, it is management's opinion, based on information available to the Company and management's experience in such matters, that the resolution of these legal proceedings is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.


Note 6 - Components of Certain Balance Sheet Accounts

The components of certain balance sheet accounts are as follows:



                               November 2, 1996  July 31, 1996
Accounts receivable:
     Accounts receivable             $16,583     $20,596
     Allowance for doubtful accounts   (610)       (822)
      Total accounts receivable, net $15,973     $19,774

Inventories:
     Raw materials                    $140       $1,407
     Work-in-process                   198        2,959
     Finished goods                  14,314       7,236
          Total inventories, net     $14,652     $11,602


Inventories and cost of goods sold reported in the interim financial statements are based, in part, on accounting estimates relating to inventory obsolescence and differences resulting from periodic and physical inventories.

Accumulated depreciation deducted from property, plant and equipment was $6,144 at November 2, 1996 and $5,399 at July 31, 1996.


Note 7 - Unusual Items, Net


On September 20, 1996 the Company completed the sale of its 2,148,000 shares of AM Japan Co., Ltd. (AM Japan) and the Company received
proceeds of approximately $10,600, net of certain costs.   At July 31,
1996, the Company's investment in AM Japan amounted to $7,698 and was reflected as Net assets held for sale in the Consolidated Balance
Sheet. This amount consisted primarily of receivables, inventory, property and equipment, intangible assets, net of accounts payable and accrued liabilities. A gain of approximately $2,600 was recorded by the Company in the quarter ended November 2, 1996 after providing for expenses related to the sale.

On October 17, 1996, the Company's Canadian subsidiary filed for a voluntary assignment in bankruptcy. Reserves for the cost to exit Canada, which had been established in the fiscal year ended July 31,
1996, were adequate and   no additional costs were recognized in the
quarter ended November 2, 1996.

On December 2, 1996, the Company and Xeikon, N. V. entered into an agreement under which the parties agreed not to renew the present distribution agreement. The distribution agreement provided for the Company to sell and service digital color presses in North America. As part of this agreement, Xeikon America, Inc. has acquired certain assets from the Company and assumed certain liabilities of the Company. The divestiture of the assets resulted in a net loss of approximately $500 which the Company recorded in the quarter ending November 2, 1996.


Note 8 - Significant Events


On October 29, 1996 the Company entered into a definitive Merger
Purchase Agreement with a corporation newly formed by affiliates of Pacholder Associates, Inc., a Cincinnati-based provider of investment management, financial advisory and investment banking services to institutional clients. The agreement provides for the merger of a subsidiary of the purchaser with and into the Company pursuant to which the current shareholders of the Company will receive $5.00 per common share and the Company will become a wholly-owned subsidiary of the purchaser. On November 26, 1996, the Company announced that the corporation formed by affiliates of Pacholder Associates, Inc. had obtained a financing commitment to provide debt financing, subject to certain conditions, in connection with the proposed transaction from the Provident Bank. The transaction remains subject to certain closing conditions, including approval by a majority of the shareholders of the Company at a meeting tentatively scheduled for early 1997.

It is expected that if the merger agreement and the merger are not approved by the Company's stockholders, or if certain other conditions to the consummation of the transaction are not satisfied or waived, the Company's management, under the general direction of the Board, will seek to manage the Company as an ongoing business and may seek other purchasers for the Company or another strategic alternative.

                         AM INTERNATIONAL, INC.
                            QUARTERLY REPORT
                            November 2, 1996


Management's Discussion and Analysis

The discussion of the results of continuing operations and financial condition presented below should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual
Report to Shareholders for the year ended July 31, 1996. The results of operations, net of taxes, and the net assets of Sheridan Systems and the divested AM Multigraphics - International operation are presented in the consolidated financial statements as discontinued operations.

As previously reported, the Company has, over the past several years, formulated and executed various restructuring plans in order to improve operating results. These plans have included the exit from certain unprofitable foreign subsidiaries, the divestitures of non-core product lines, the exit from manufacturing operations at AM Multigraphics and the implementation of strategic investments in new products and capabilities. Included in the quarterly results of the continuing operations are results of two foreign subsidiaries, however, the Company sold its interest in AM Japan Co., Ltd. in September, 1996, and in October 1996, the Company's Canadian subsidiary filed a voluntary assignment in bankruptcy.

Consolidated Results of Operations
                                   Three Months Ended
($ in millions)           November 2, 1996         October 28,1995
Revenues                          $27.7                $43.0
Gross margin                        7.2                 10.9
Gross margin %                    26.2%                25.3%
Operating expenses                  8.4                 13.7
Unusual items                     (2.1)                  0.0
(income)
Operating income                    0.9                (2.8)
(Loss)
Non-operating                       0.4                  0.7
expense, net
Net income (loss)                  $0.5               $(3.5)

Summary

The net income for the first quarter ended November 2, 1996 of $0.5 million ($0.07 per common share) improved by $4.0 million, as compared with a net loss of $3.5 million ($0.49 per common share) for the comparable prior year quarter.

Revenues for the first quarter of $27.7 million were $15.3 million below the corresponding prior year period. Revenues from the subsidiaries in Japan and Canada, which the Company has divested, were $2.2 million as compared to $9.0 million in the prior year. Market demand for the Company's duplicator products has declined due to inroads from competing printing technologies. As a result of these competitive inroads, the installed base of duplicator equipment has experienced long term decline which has led to decreased sales of equipment , supplies and services. In 1995, the Company initiated efforts to transition out of manufacturing, and become a distributor of pre-press equipment, supplies and services to the graphics arts markets. The Company has announced its exit from the manufacture and distribution of press and post-press product lines. The Company has recently completed the build out of offset duplicator presses and the sell off of press and post-press inventories is expected to be completed during the current fiscal year. Revenues from discontinued press and post-press machine product lines were $3.3 million in the first quarter, a decline of $5.3 million from the prior year comparable period.

In order to better focus its efforts on the continuing core supply and service businesses, the Company and one of its suppliers (Xeikon N.V.) mutually agreed in December, 1996 to terminate a distribution agreement which had been in effect since 1993. Revenues from that product line were $1.1 million in the current quarter, and $2.4 million in the comparable prior year period.

Gross margin of $7.2 million was $3.6 million lower than the comparable prior year period. The divested foreign operations accounted for $1.5 million of the decline. The balance of the decrease in margin was largely due to lower revenue levels, particularly in press and post-press product lines.

Operating expenses in the first quarter of $8.4 million were $5.3 million lower than the prior year period. The decrease in expenses was primarily the result of cost reduction actions taken by the Company which lowered headcount, facility and other selling, general and administrative costs. The divestitures of operations in Canada and Japan accounted for $2.1 million of the decrease.

Unusual item income represented the $2.6 million gain on the sale of the Company's ownership interest in its majority owned Japanese subsidiary. As previously reported, during the fourth quarter of 1996 the Company committed to sell its interest in AM Japan Co., Ltd. and completed the sale on September 20, 1996. In addition, a $0.5 million loss was recorded for the disposition of net assets employed following the decision to exit distribution of the Xeikon digital color press. Reserves for the cost to exit Canada, which had been established in the fiscal year ended July 31, 1996, were adequate and no additional costs were recognized.

Non-operating expenses are primarily net interest, and decreased $.2 million from the prior year largely due to increased interest income on investment of the proceeds from divestitures received in the first quarter ended November 2, 1996.

Liquidity and Capital Resources

The Company's total cash and cash equivalents were $35.1 million as of November 2, 1996, an increase of $32.6 million over July 31, 1996. The net proceeds from the divestitures of Sheridan Systems and AM Japan of $50.6 million were received during the quarter. The primary source of cash from operating activities was a reduction in accounts receivable of $3.8 million, resulting from collection of the relatively higher outstanding balances which existed at July 31, 1996.

The primary uses of cash in operating activities were a repayment of the Company's revolving credit facility of $5.4 million, and payment of trade payables of $8.4. In addition, there were reductions in accrued liabilities for certain restructuring payments including severance and accrued vacation, Change of Control obligations related to the sale of the Sheridan Systems division, and a settlement of a lease obligation related to a divested foreign subsidiary. The decrease in long term borrowings reflects the required quarterly payment under the Company's Plan of Reorganization.

The Company's revolving credit facility expired October 12, 1996.
Working capital requirements are currently being met by existing cash reserves.

In late October the Company entered into a definitive Merger Purchase Agreement with a corporation newly formed by affiliates of Pacholder Associates, Inc. The agreement provides for the merger of a subsidiary of the purchaser with and into the Company pursuant to which the current shareholders of the Company will receive $5.00 per common share and the Company will become a wholly-owned subsidiary of the purchaser. The Provident Bank has committed to provide debt financing in connection with the proposed transaction for the surviving corporation subject to
certain closing conditions.   The transaction remains subject to certain
closing conditions, including approval by a majority of the shareholders of the Company at a meeting tentatively scheduled for early 1997.

PART II   OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a)  Registrant held a Special Meeting of Stockholders on August 26,
1996.

(c) The only matter voted upon at the Special Meeting of Stockholders was a proposal to approve the sale by Registrant of substantially all of the assets of its Sheridan Systems division pursuant to an Asset
Purchase Agreement dated as of July 9, 1996 among Registrant, AM
Graphics International Limited and Heidelberger Druckmaschinen AG. The inspectors of Election certified the following vote tabulation:

FOR            AGAINST             ABSTAIN             NON-VOTES
6,355,120      28,388             6,389                    0


Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

     10.1 Letter Agreement dated October 29, 1996 between Thomas D. Rooney and Registrant effecting a satisfaction and discharge of the Change-In-Control and Termination Benefits Agreement between Mr. Rooney and the Registrant dated July 7, 1995 (Management contract or compensatory plan, contract or arrangement)

     27  Financial Data Schedule

     (b) Reports on Form 8 - K

          (i) A current Report on Form 8 - K dated August 27, 1996 was filed relating to the completed sale of substantially all of the assets of the Company's Sheridan Systems division and the definitive agreement to sell the Company's majority owned subsidiary, AM Japan Co., Ltd.

          (ii) A current Report on Form 8 - K dated September 20, 1996 was filed relating to the completed sale of the Company's majority owned subsidiary. AM Japan Co., Ltd.

          (iii) A current Report on Form 8-K dated October 29, 1996 was filed relating to the Merger Purchase Agreement among AM International, Inc. 8044 Acquisition Inc. and 8044 Acquisition Sub Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AM INTERNATIONAL, INC.


Date:     December 16, 1996             /s/ Thomas D. Rooney
                              Thomas D. Rooney
                              Vice President and Chief Financial Officer