Form 10-Q
period 1997-02-01
AM INTERNATIONAL INC
filed 1997-03-17
CIK 2310

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended             February 1, 1997

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

                   7,008,421 shares of Registrant's
 Common Stock, $.01 par value, were outstanding as of March 13, 1997.

                    PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        AM INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (Dollars in thousands except per share amounts)
                            Three Months Ended    Six Months Ended
                              Feb. 1,  Jan. 27,  Feb. 1,    Jan.27
                              1997     1996        1997      1996
Revenues
      Machines and Supplies    $9,962  $26,462    $25,708   54,809
      Services                 10,805   14,424     22,758   29,071
        Total Revenues         20,767   40,886     48,466   83,880

Cost of sales
        Machines and Supplies   8,489   22,474     21,282   45,281
        Services                6,720    9,012     14,380   18,310
        Total Cost of Sales    15,209   31,486     35,662   63,591

Gross Margin                    5,558    9,400     12,804   20,289

Operating expenses
     Selling, general
     and administrative          6,145   12,449    14,530   26,136

     Unusual items, net            -        -      (2,095)      -
     Total operating expenses    6,145   12,449    12,435   26,136

Operating income (loss)          (587)  (3,049)       369  (5,847)

Non-operating income (expense):
     Interest income               431       13       727       66
     Interest expense            (701)    (918)   (1,554)  (1,749)
     Other, net                      -    (375)       120    (259)
Income (loss) before income
taxes, discontinued operations   (857)  (4,329)     (338)  (7,789)
Income tax expense (benefit)        -        -          -        -
  Net income (loss) before
  discontinued operations        (857)  (4,329)     (338)  (7,789)
Net income (loss) of discontinued
       operations, net of tax       -   (4,401)         -  (4,711)
Net income (loss)               $(857) $(8,730)   $ (338)$(12,500)
Per common share of common stock:
Income (loss) from
continuing operations          $(0.12) $(0.62)     $(0.05) $(1.11)
Income (loss) from
discontinued operations            -    (0.63)      -       (0.67)
     Net income (loss)           $(0.12) $(1.25)     $(0.05)  (1.78)

Weighted average shares of common stock and
  common stock equivalents outstanding (in
  thousands)                     7,008    7,009     7,008   7,009

The Notes to Consolidated Financial Statements are an integral part of these financial statements.


                        AM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEET
           (Dollars in thousands except per share amounts)
                                             February 1,  July 31,
                                                1997        1996
Assets
Current assets:
    Cash and cash equivalents                   $30,608    $2,560
    Accounts receivable, net                     11,416    19,774
    Inventories, net                             12,935    11,602
    Prepaid expenses and other assets            1,013      1,069
    Net assets held for sale                        -       7,698
    Net assets of discontinued operations           -      42,940
Total current assets                             55,972    85,643

Property, plant and equipment, net               10,498    10,867
Other assets, net                                 742       1,452

Total assets                                   $67,212   $ 97,962


Liabilities and Shareholders' Equity
Current liabilities:
    Short-term borrowings and current
    maturities of long-term debt                $ 8,436   $ 14,381
    Accounts payable                             5,082      15,435
    Service contract deferred income             11,893     12,924
    Payroll related expenses                     8,357      13,227
    Other current liabilities                    12,545     17,956
Total current liabilities                        46,313     73,923

Long-term debt                                   6,074       8,527
Other long-term liabilities                      13,085     13,216
         Total liabilities                       65,472     95,666
  Total shareholders' equity
  Common stock, $.01 par value; 40 million shares authorized;
      7,010,000 issued as of
      February 1, 1997 and July 31, 1996             70        70
  Capital in excess of par value                 36,248     36,248
  Less:  treasury stock, at cost, 1,579 shares
  as of February 1,1997 and July 31, 1996           (6)        (6)
  Accumulated earnings (deficit)                (34,572)  (34,234)
  Cumulative translation adjustment                   -      218
  Total shareholders' equity                     1,740       2,296
Total liabilities and shareholders' equity    $  67,212   $ 97,962

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                        AM INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           (Dollars in thousands, except per share amounts)

                                                  Six Months Ended
                                              February 1,   January 27,
                                              1997          1996
   Cash Flows from Operating Activities:

   Net income (loss)                          $ (338)   $   (12,500)
   Adjustments to reconcile net income to cash flow
     from operating activities:

     Depreciation of property,                   963            619
     Amortization and writedown of other assets    -            218
     Discontinued operations                       -         (3,823)

     Change in assets and liabilities
     Accounts receivable, net                   8,358          8,854
      Inventory, net                          (1,333)            465
      Prepaid expenses and other assets           766        (1,242)
      Accounts payable and accruals          (21,665)          2,734
      Other, net                                  122        (1,161)
   Cash flow from operating activities       (13,127)        (5,836)

   Cash Flows from Investing Activities:
     Capital expenditures                     (1,100)        (7,321)
     Proceeds from disposition of PP&E             35         6,822
     Net proceeds from divested operations     50,638             -
     Discontinued operations                        -          (901)
  Cash flow from investing activities          49,573        (1,400)

   Cash Flows from Financing Activities:

     Net borrowings (payments) under revolving
            credit facilities                 (5,430)         7,514
     Payments of Bankruptcy claims            (2,094)       (1,991)

     Borrowings under capital lease and
     other arrangements                           -           3,542
     Payments under capital lease arrangements (874)           (24)
     Discontinued operations                      -         (8,018)

   Cash flow from financing activities         (8,398)        1,023

   Increase (decrease) in cash and
     cash equivalents                           28,048       (6,213)
   Cash and cash equivalents at beginning
   of period                                     2,560        12,563
   Cash and cash equivalents at end of period  $30,608    $    6,350

   The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

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


Note 3 - Borrowing Arrangements

The Company's short and long-term borrowings are comprised of the following:
                              February 1, 1997       July 31, 1996
   Revolving Credit Facility       $  -              $   5,430
   General Unsecured Claims &
   Priority Tax Claims            11,701                13,795
   Capital Leases                  2,809                 3,683
            Total                $14,510             $  22,908

Classified in the Consolidated Balance Sheet
as follows:
   Short-term                    $  8,436           $   14,381
   Long-term                        6,074                8,527
            Total                $ 14,510           $   22,908



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

In August, 1996 the Company completed the sale of substantially all of the assets and liabilities of the Sheridan Systems division for gross proceeds of $50,100. The proceeds of the sale were used in part to pay off all outstanding borrowings on the Revolving Credit Facility and to cash collateralize outstanding letters of credit. At February
1, 1997, the Company had restricted cash on deposit of $2,851 to cover outstanding letters of credit. The Company is presently operating its business with existing cash reserves which are sufficient to finance current operations.

On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (Plan). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims has been imputed at 9% per annum. At February 1, 1997 the Company had $1,089 of restricted cash which pertains to the settlement of disputed claims in accordance with the Plan.


Note 4- Capital Structure


The Company's charter authorizes 50 million shares of stock, of which 40 million shares are reserved for issuance as Common Stock and 10 million shares are reserved for issuance as Preferred Stock. The
Board of Directors has authorized and issued 7,010,000 of such shares of $0.01 par value Common Stock. The Company's 1994 Long Term
Incentive Plan provides for the issuance of 1,400,000 shares of new
$0.01 par value Common Stock. Options to purchase the Common Stock are awarded at a price not less than 100% of the market price on the date of the grant, become excersiable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. At February 1, 1997, options to purchase 321,800 shares were outstanding at option prices ranging from $4.440 to $12.125. The Company has not issued any Preferred Stock. The Common
Stock and all other equity securities issued under the new charter are voting securities (although the voting rights of any preferred stock issued would differ from those of the Common Stock) and will not have any preemptive rights to subscribe for additional shares. The Common
Stock is not subject to conversion or redemption and when issued is fully paid and non-assessable. The Company's warrants that were issued in accordance with the Plan expired unexercised.


Note 5 - Commitments and Contingencies


The Company received creditor claims during its bankruptcy proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company has filed objections to these disputed claims in the United States
Bankruptcy Court in Delaware. As of February 1, 1997 disputed claims amounted to $20,900. During the first six months the Company expunged or settled approximately $10,400 in disputed claims for amounts within previously established reserves. The disputed claims are primarily comprised of environmental and product liability claims. The Company has been notified of various environmental matters in connection with certain current or former Company locations in Illinois, Ohio, Indiana, Pennsylvania, and Rhode Island. The Company is also involved in various other administrative and legal proceedings incidental to its business, including product liability and general liability lawsuits against which the Company is partially insured. The disputed claims are in many cases in excess of recorded reserves. At the present time, it is management's opinion, based on information available to the Company and management's experience in such matters, that the resolution of these legal proceedings is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Note 6 - Components of Certain Balance Sheet Accounts


The components of certain balance sheet accounts are as follows:




                                  Feb. 1, 1997  July 31, 1996
Accounts receivable:
     Accounts receivable             $11,733     $20,596
     Allowance for doubtful accounts   (317)       (822)
          Total accounts receivable,
          net                        $11,416     $19,774

Inventories:
     Raw materials                    $135       $1,407
     Work-in-process                   184        2,959
     Finished goods                  12,616       7,236
          Total inventories, net     $12,935     $11,602



Inventories and cost of goods sold reported in the interim financial statements are based, in part, on accounting estimates relating to inventory obsolescence and differences resulting from periodic and physical inventories.

Accumulated depreciation deducted from property, plant and equipment was $6,342 at February 1, 1997 and $5,399 at July 31, 1996.


Note 7 - Unusual Items, Net


On September 20, 1996 the Company completed the sale of its 2,148,000 shares of AM Japan Co., Ltd. ( AM Japan )  and the Company received
proceeds of approximately $10,600, net of certain costs.   At July 31,
1996, the Company's investment in AM Japan amounted to $7,698 and was reflected as  Net assets held for sale in the Consolidated Balance
Sheet.  This amount consisted primarily of receivables, inventory, property and equipment, intangible assets, net of accounts payable and accrued liabilities.  A gain of approximately $2,600 was recorded by the Company in the quarter ended  November 2, 1996 after providing for expenses related to the sale.

On October 17, 1996, the Company's Canadian subsidiary filed for a voluntary assignment in bankruptcy. Reserves for the cost to exit
Canada, which had been established in the fiscal year ended July 31, 1996, were adequate and no additional costs were recognized.

On December 2, 1996, the Company and Xeikon, N. V. entered into an agreement under which the parties agreed not to renew the distribution agreement. The distribution agreement provided for the Company to sell and service Xeikon digital color presses in North America. As part of this agreement, Xeikon America, Inc. has acquired certain assets from the Company and assumed certain liabilities of the Company. The divestiture of the assets resulted in a net loss of approximately $500 which the Company recorded in the quarter ending
November 2, 1996.


Note 8 - Significant Events


On October 29, 1996 the Company entered into a definitive Merger
Purchase Agreement with a corporation newly formed by affiliates of Pacholder Associates, Inc., a Cincinnati-based provider of investment management, financial advisory and investment banking services to institutional clients. The agreement provided for the merger of a subsidiary of the purchaser with and into the Company pursuant to which the current shareholders of the Company would receive $5.00 per common share and the Company would become a wholly-owned subsidiary of the purchaser. On November 26, 1996, the Company announced that the corporation formed by affiliates of Pacholder Associates, Inc. had obtained a financing commitment to provide debt financing, subject to certain conditions, in connection with the proposed transaction from the Provident Bank. On March 3, 1997 the Company announced that its
Board of Directors and the corporation formed by affiliates of Pacholder Associates, Inc. to acquire the Company have not reached agreement on amending the merger agreement to reduce consideration the Company's shareholders would receive in connection with the proposed transaction. Since the corporation formed by Pacholder Associates, Inc. has expressed its unwillingness to move toward closing on the basis of the $5.00 per share price specified in the Merger Agreement, the Company has delivered a notice of breach to the purchaser.

The Company's Board of Directors is considering its alternatives, including sale to a third party, declaration of a substantial dividend, or a share repurchase program available to all shareholders.

The Company has also received a nonbinding expression of interest from another potential buyer. This expression is at a level of $5.00 per share but is subject to due diligence and receipt of financing. The
Company cannot predict whether a transaction will result from such expression.


                        AM INTERNATIONAL, INC.
                           QUARTERLY REPORT
                           February 1, 1997
Management's Discussion and Analysis

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

As previously reported, the Company has, over the past several years, formulated and executed various restructuring plans in order to improve operating results. These plans have included the exit from certain unprofitable foreign subsidiaries, the divestitures of non-core product lines, the exit from manufacturing operations at AM
Multigraphics and the implementation of strategic investments in new products and capabilities. Included in the continuing operations are results of the two remaining foreign subsidiaries: however, the Company sold its interest in AM Japan Co., Ltd. in September, 1996, and on October 17, 1996, the Company's Canadian subsidiary filed a voluntary assignment in bankruptcy.

Consolidated Results of Operations Continuing Operations:

                       Quarter Ended           Six Months Ended

($ in millions)      February   January      February   January
                        1,        27,           1,        27,
                       1997       1996         1997       1996
Revenues                 $20.8      $40.9     $48.5      $83.9
Gross margin              5.5        9.4         12.8       20.3
Gross margin %           26.8%      23.0%        26.4%      24.2%
Operating expenses         6.1       12.4         14.5       26.1
Unusual items              0.0        0.0        (2.1)        0.0
(income)
Operating income         (0.6)      (3.0)          0.4      (5.8)
(loss)
Non-operating              0.3        1.3          0.7        2.0
expense, net
Net income (loss)       $(0.9)     $(4.3)        (0.3)      (7.8)

Second Quarter

The net loss from continuing operations for the quarter ended February
1, 1997 of $0.9 million ($0.12 per common share) improved by $3.4 million, as compared with a net loss of $4.3 million ($0.62 per common share) for the comparable prior year period.

Revenues for the second quarter of $20.8 million were $20.1 million lower than the prior year comparable period. Revenues from the subsidiaries in Japan and Canada, which the Company divested in the first quarter, contributed $9.7 million to the prior year quarter.
Second quarter revenues from discontinued press and post-press machine product lines were $7.3 million below the comparable prior year period. Market demand for the Company's press products has experienced long term decline due to inroads from competing printing technologies. As a result of these competitive inroads, the installed base of press equipment has declined which has led to decreased sales of equipment , supplies and services. In 1995, the Company initiated efforts to transition out of manufacturing, and become a distributor of equipment, supplies and services to the graphics arts markets. In
November 1996, the Company completed the build out of offset duplicator presses and the sell off of manufactured press inventories is expected to be completed later in the fiscal year.

In order to better focus its efforts on the continuing core supply and service businesses, the Company and one of its suppliers (Xeikon N.V.)
mutually agreed in December, 1996 to terminate a distribution agreement which had been in effect since 1993. Revenues from that product line were $0.2 million in the current quarter, and $1.3 million year to date, as compared to $0.6 million and $3.0 million in the prior year quarter and first six months, respectively.

Gross margin of $5.5 million for the quarter was $3.9 million lower than the comparable prior year period. The divested foreign operations accounted for $2.4 million of the decline. The balance of the decrease in margin was largely due to lower revenue levels, particularly in press and post-press product lines.

Operating expenses in the second quarter of $6.1 million were $6.3 million lower than the prior year period. The decrease in expenses was primarily the result of cost reduction actions taken by the Company which lowered headcount, facility and other selling, general and administrative costs. The divestitures of operations in Canada and Japan accounted for $2.6 million of the decrease.


Six Months

The net loss before discontinued operations for the six months ended
February 1, 1997 of $0.3 million ($0.05 per common share) improved by $7.5 million, as compared with a net loss of $7.8 million ($1.11 per common share) for the comparable prior year period.


Revenues for the first six months of $48.5 million were $35.4 million below the corresponding prior year period. Cumulative revenues from the subsidiaries in Japan and Canada, which the Company divested in the first quarter, were $2.2 million as compared to $18.7 million in the prior year. Revenues from discontinued manufactured press and post-press machine product lines declined $12.6 million from the prior year period. The balance of the decline was attributable to long term erosion of market demand for traditional duplicator supply products and services due primarily to inroads by competing technologies and competition.

Gross margin of $12.8 million for the first six months was $7.5 million lower than the comparable prior year period. The divested foreign operations accounted for $4.0 million of the decline. The balance of the decrease in margin was largely due to lower revenue levels, particularly in press and post-press product lines.

Selling, general and administrative expenses of $14.5 million decreased $11.6 million as compared to the prior year period. The decrease has resulted from headcount reductions and other measures to reduce operating costs in respons to lower revenue levels. Cumulative operating expenses from the divested subsidiaries in Japan and Canada were $0.8 million in the current year as compared to $5.4 million for the comparable prior year period.

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


Non-operating expenses are primarily net interest, and decreased $1.3 million from the prior year largely due to increased interest income on investment of the proceeds from divestitures received in the first quarter ended November 2, 1996.


Liquidity and Capital Resources
(six months ended February 1, 1997 and January 27, 1996)

     The Company's total cash and cash equivalents were $30.6 million as of February 1, 1997, an increase of $28.0 million over $2.6 million on July 31, 1996. In addition to the increase in cash balance, net short-term borrowings decreased $5.9 million during the first six months of the current year.

     Operating Activities. In the six months ended February 1, 1997 the Company had a cash outflow from operating activities of $13.1 million as compared with a cash outflow of $5.8 million in the comparable period ended January 27, 1996. The net loss was $0.3 million as compared with a net loss of $12.5 million in the comparable prior year period.

     Accounts receivable decreased $8.4 million in the first six months of 1997 and $8.9 million in the first six months of 1996 as a result of the collection of comparatively higher outstanding balances which typically exist at the Company's July 31 year end. Inventory increased $1.3 million in 1997 primarily as the result of increases in supply and service parts stock levels to improve availability. In the first six months of 1997, accounts payable decreased $10.4 million from a paydown of past due payables using the proceeds from the divestitures of Sheridan Systems and AM Japan, in addition, other current liabilities declined $11.3 million primarily for restructuring payments including: severance, accrued vacation and a settlement of a lease obligation related to divested foreign subsidiary. In 1996, accounts payable increased $2.5 million due to extending payment terms with vendors.

     Investing Activities. Capital expenditures of $1.1 million in the first six months of 1997, were primarily to upgrade systems and equipment and $7.3 million in 1996 were primarily to acquire new facilities and upgrade systems equipment. In 1996, proceeds from the disposition of fixed assets were primarily from the sale of the Company's Mount Prospect facility. The Company has committed to capital expenditures related to increased system capabilities which will be financed primarily utilizing a combination of cash balances and third party leases. The Company received the net proceeds from the divestitures of Sheridan Systems and AM Japan which totaled $50.6 million during the first six months of 1997.


     Financing Activities. In the first quarter of 1997 the Company repaid outstanding borrowings under its Revolving Credit Agreement of $5.4 million with proceeds from the divestitures. Payments of general unsecured claims and priority tax claims were $2.1 million in the first six months of 1997 and $2.0 million in the first six months of 1996 in accord with scheduled Plan payments. In 1997, the Company paid $0.9 million for capital lease obligations. In 1996, Discontinued Operations had a reduction in long-term debt and capital lease obligations of $8.0 million which resulted primarily from repayments made with the proceeds from divestitures of non-core product lines.

     The Company's revolving credit facility expired October 12, 1996.
Working capital requirements are currently being met by existing cash reserves. Management believes existing cash reserves are sufficient to fund current operations.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AM INTERNATIONAL, INC.


Date:     March 14, 1997           /s/ Thomas D. Rooney
                              Thomas D. Rooney
                              Vice President and Chief Financial Officer

