Form 10-K/A
period 1996-07-31
AM INTERNATIONAL INC
filed 1997-06-03
CIK 2310

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                      FOR ANNUAL AND TRANSITION REPORTS
   PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                    For the fiscal year ended July 31, 1996
                         Commission File Number 1-683

                            MULTIGRAPHICS, INC.
                                   Formerly
                           (AM International, Inc.)
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

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
     Title of each class                            which registered
    ---------------------                       ------------------------
Common Stock, $0.25 par value                    American Stock Exchange

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


                    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of June 2, 1997:

                  Common Stock, $0.025 par value: $4,325,293


                    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes   X    No
                                   ----      ----

                    Indicate the number of shares outstanding of the Registrant's classes of common stock as of June 2, 1997:

           2,815,968 shares of Registrant's common stock, par value $0.025 per share were outstanding as of June 2, 1997.

                                    PART II

ITEM 7. MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 is deleted and hereby amended in its entirety to read as follows:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF CONTINUING OPERATIONS AND DISCONTINUED OPERATIONS
(THREE YEARS ENDED JULY 31, 1996)

     Over the past several years, the Company has formulated and executed various restructuring plans in order to improve operating results. These plans have included the exit from certain unprofitable foreign subsidiaries, the divestitures of non-core product lines, the exit from manufacturing operations at AM Multigraphics and the implementation of strategic investments in new products and capabilities. In July 1996 the Company entered into an Asset Purchase Agreement with Heidelberger Druckmaschinen AG for the sale of its Sheridan Systems business segment. The sale of Sheridan Systems was concluded in August 1996. In addition, during 1996 the Company disposed of its AM Multigraphics-International Operations. These segments are reflected as discontinued operations. Included in Continuing Operations are results of the two remaining foreign subsidiaries; however, the Company sold its interest in AM Japan Co., Ltd. in September 1996, and on October 17, 1996, AM Canada filed a voluntary assignment in bankruptcy.

CONTINUING OPERATIONS



Results of Operations
(dollars in millions)
                                           Year ended July 31,
                                          1996     1995     1994
                                        --------  -------  -------
Revenues                                $ 168.1   $191.5    $190.3
Operating Income (Loss)                   (16.4)    (2.5)      4.8
Non Operating Expenses                     (3.9)    (3.2)     21.5
                                        -------   ------   -------
Pre Tax Income (Loss)                    ($20.3)   ($5.7)   $ 26.3
Net Income (Loss)                        ($20.2)   ($4.2)   $ 23.9
                                        =======   ======   =======

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

OPERATING RESULTS

     The Continuing Operations are comprised of one business segment, the AM Multigraphics segment. The AM Multigraphics segment serves the graphics arts industries in North America, and until September 1996 Japan, by distributing an extensive range of sheet fed offset duplicating presses, digital color printing equipment, pre and post press equipment, and a wide range of supplies and technical services. In 1995, the operation initiated efforts to transition out of engineering and manufacturing to focus primarily on distribution, sales and service activities.

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

     Revenues in 1996 declined $23.4 million, or 12% from the prior year period. In 1995, revenues increased slightly after a decline of 3% in 1994 from 1993. The decline in revenues, which has been consistent with longer term trends, has occurred principally in the sheet fed offset duplicator products which include press and post-press machines, supplies and maintenance services. The duplicator machines and supplies are products which have been largely manufactured by the Company. Market demand for the Company's duplicator products has declined due to inroads from competing printing technologies. As a result of these competitive inroads, the installed base of duplicator equipment has experienced long term decline which has led to decreased sales of equipment, supplies and services. In addition, the Company experienced significant liquidity problems during 1996 which led to a reduction in inventory levels, among other things. The lower inventory level negatively affected the Company's ability to serve its supply and service customers which resulted in lower revenues and gross margin. The subsidiaries in Japan and Canada, which the Company has divested, contributed revenues of $40.0 million in 1996, $44.3 million in 1995 and $42.1 in 1994.

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

     The net loss of $20.2 million from Continuing Operations in 1996 worsened by $16.0 million as compared with 1995. The increased loss was primarily due to volume driven margin erosion in 1996, declines in gross margin rates resultant from shifts in product mix to lower margin distributed products, and restructuring charges. The restructuring charges of $7.0 million in 1996 related to the shut down of manufacturing operations, the closure of corporate offices and the exit costs for the Canadian subsidiary. Continuing Operations had a net loss of $4.2 million in 1995 compared with a net income of $23.9 million in 1994. With the emergence from Chapter 11 in 1994, the Company adopted Fresh Start Reporting, which resulted in material changes to the balance sheet, including valuation changes of assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the business. The reorganization and adoption of Fresh Start Reporting in 1994 resulted in a one time reorganization income of $23.9 million.

     The decrease in net income for the year ended July 31, 1995 as compared with fiscal year 1994 was again primarily due to lower gross margins related to the change in product mix to lower margin distributed products. In addition, in 1994 the Company recorded a favorable adjustment of $23.9 million which resulted from the adoption of Fresh Start Reporting in 1994, as previously described.

DISCONTINUED OPERATIONS



Results of Operations
(dollars in millions)                       Year Ended July 31,
                                          1996     1995     1994
                                         ------   ------   ------
Revenues
 Sheridan Systems                        $109.3   $182.2   $158.1
 AM Multigraphics - International          40.0    135.8    142.4
                                         ------   ------   ------
                       Total              149.3    318.0    300.5
Operating Income (Loss)
 Sheridan Systems                          (2.6)    17.8     14.4
 AM Multigraphics - International          (4.2)    (5.7)    (2.5)
 Unusual Items Inc (Expense)                  -      4.8        -
                                         ------   ------   ------
                       Total               (6.8)    16.9     11.9
Non Operating Expense                      (2.6)    (3.5)   (30.9)
                                         ------   ------   ------
Pre-Tax Income (Loss)                      (9.4)    13.4    (19.0)
Income (Loss)                             (10.1)     8.8    (23.2)
Loss on Sale                              (15.2)       -        -
                                         ------   ------   ------
Income (Loss) from
 Discontinued Operations                 $(25.3)  $  8.8   $(23.2)
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

OPERATING RESULTS

     The Discontinued Operations is comprised of two business segments, the Sheridan Systems segment and the divested AM Multigraphics - International segment. The Sheridan Systems business serves the printing and newspaper publishing industries by providing bindery systems and newspaper mailroom systems. The products sold by Sheridan Systems were largely capital equipment items and market demand has historically been cyclical. The divested AM Multigraphics - International segment served certain foreign graphics arts markets through wholly owned subsidiaries, situated primarily in Europe. The divested AM Multigraphics - International subsidiaries distributed an extensive range of digital pre-press equipment, photocopiers, sheet-fed offset duplicating presses, digital color printing equipment, pre and post press equipment and a wide range of supplies and technical services.

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

     In 1996, the Company had unusual item expense of $15.2 million which resulted from the sales of substantially all of the assets and liabilities of the Sheridan Systems division. In 1995 the Company had unusual item income of $4.8 million. This income resulted from divestitures of non-core product lines in the Discontinued Operations. The divestitures included the sale of certain assets related to the service of forms and sheetfed presses, the service and supply business formerly known as Advanced Imaging Products, and the U.K. copier business.

     Non Operating expenses include interest expense, primarily on borrowings under the Revolving Credit Agreement and goodwill amortization expense. In 1994, the Company recorded reorganization expense of $27.0 million which pertained to the adoption of Fresh Start Reporting, as previously described. The expense resulted from fair market adjustments to tangible assets and liabilities of $9.7 million, a write off of existing Goodwill of $39.8 million and to record the Reorganization Value on Excess of Fair Market Value of $22.5 million.

LIQUIDITY AND CAPITAL RESOURCES (THREE YEARS ENDED JULY 31, 1996)


     The Company's total cash and cash equivalents were $2.6 million as of July 31, 1996 as compared with $12.6 million on July 31, 1995 and $21.1 million on July 31, 1994. In addition to the reduction in cash balances during the year ended July 31, 1996, net borrowings under revolving credit facilities increased $5.4 million from prior year level.

     Operating Activities. In 1996, the Company had a cash outflow from operating activities of $3.9 million as compared with a cash outflow of $4.9 million in 1995 and a cash inflow of $15.6 million in 1994. Net income has significantly varied in the comparative periods, with a net loss of $45.5 million in 1996 as compared with net income of $4.6 million and $59.3 million in 1995 and 1994, respectively.

     Depreciation and amortization of $4.2 million in 1996 increased by $1.8 million over 1995 primarily due to increased capital expenditures in 1996 to upgrade systems and to provide for leasehold improvements. In 1995, depreciation and amortization expense decreased by $1.6 million primarily due to a reduction in the amortization of goodwill expense. In 1995 and 1994, the Company benefited from operating loss carryforwards of $8.0 million and $10.5 million, respectively. Fresh Start Reporting rules require recognition of tax expense although the Company was not required to pay US Federal taxes. Discontinued Operations provided cash inflow in 1996 of $26.3 million, which was derived largely through the collection of accounts receivable and lease receivables. In 1995, Discontinued Operations had a cash outflow of $15.7 million due primarily to a reduction in customer advances on a lower backlog of customer orders. In 1994, Discontinued Operations had a positive cash flow of $22.2 million due primarily to a reduction in assets. Accounts receivable decreased $6.3 million in 1996 as a result of the collection of comparatively higher outstanding balances which existed at July 31, 1995 due to a higher revenue level in that period. The changes in accounts receivable in 1995 (a decrease of $0.4 million) and a decrease of $1.8 million in 1994 resulted largely from changes in revenue levels, as the collection rates remained relatively consistent between the periods. Inventory decreased $13.1 million in 1996 primarily as the result of phasing out machine manufacturing activities and a related reduction in parts and finished goods inventories. Inventory decreased $2.7 million in 1995 due to reductions in parts and components for manufactured equipment. In 1994, inventory increased $5.0 million as stocking levels were restored following the Company's reorganization. In both 1996 and 1995 accounts payable and other accruals decreased primarily as a result of payments for restructuring activities. In 1994, accounts payable increased $3.9 million as the Company rebuilt credit relations with its vendors following the reorganization.

     Investing Activities. Capital expenditures of $9.0 million in 1996 were primarily to upgrade systems and equipment and to provide for leasehold improvements. The Company has committed to capital expenditures related to certain increased systems capabilities which will be financed utilizing a combination of cash balances, funds obtained under the revolving credit facility, and third party leases. The capital expenditures in 1995 and 1994 were primarily for replacement of existing assets to maintain operating capabilities. In 1996, the Company received $6.8 million in proceeds for the sale of its AM Multigraphics headquarters, manufacturing and distribution facility in Mt. Prospect, Illinois. Discontinued Operations had cash outflows of $1.3 million and $3.0 million in 1996 and 1994, respectively, which were to improve systems and maintain/replace existing capabilities. In 1995, the Discontinued Operations had a cash inflow of $0.9 million from the sale of assets.

     Financing Activities. In 1996, the Company borrowed $5.4 million under its Revolving Credit Agreement to provide funding for operations. Payments of $5.1 million, $4.3 million and $6.2 million have been made in 1996, 1995 and 1994, respectively, for general unsecured claims and priority tax claims in accord with scheduled Plan payments. In 1996, the Company incurred $4.0 million in capital lease obligations to finance the upgrade of systems and leasehold improvements. In 1996 Discontinued Operations had a reduction in long-term debt and capital lease obligations of $6.7 million which resulted primarily from repayments made with the proceeds from divestitures of non-core product lines. In 1995 and 1994, Discontinued Operations had borrowings which were necessitated primarily by operating losses.

     The Company's principal credit facility as of July 1996 was its $25.0 million revolving credit facility which expired in October 1996. The utilization's under this facility were limited by a borrowing base which as of July 31, 1996, was approximately $18.4 million.

     In August 1996, the Company completed the sale of its Sheridan Systems segment for proceeds of $50.1 million. In September the Company collected approximately $11.0 million from the sale of its interest in AM Japan Co., Ltd. The increase in cash balances from these transactions provides the Company with adequate financial resources for the foreseeable future. At September 28, 1996, the Company had a cash balance of $41.2 million after repaying bank debt and meeting other short-term obligations. The Company is currently seeking to obtain new banking facilities to provide for the issuance of letters of credit, fund selected customer financing programs, and increase liquidity to the Company.


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

     The most significant adjustments which resulted from recording the restructuring transaction and the implementation of Fresh Start Reporting affected the Company's Statement of Operations. These adjustments related to decreased interest expense, decreased amortization of intangibles and increased income tax expense. In the Consolidated Balance Sheet, the most significant adjustments affected long-term debt and equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 is hereby deleted and amended in its entirety to read as follows:

                             AM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                                                            PREDECESSOR
                                                                   REORGANIZED COMPANY (a)                    COMPANY
                                              -----------------------------------------------------------   -----------
                                                                                            TEN MONTHS      TWO MONTHS
                                                       TWELVE MONTHS ENDED                     ENDED          ENDED
                                               JULY 31, 1996      JULY 31, 1995            JULY 31, 1994     SEPT. 29,
                                                                                                               1993
                                              ---------------    ---------------          ---------------   ------------
REVENUES
 Machines and Supplies                          $112,118            $ 129,409                $108,627        $16,476
 Services                                         55,934               62,076                  55,189         10,056
                                                --------            ---------                --------        -------
       TOTAL REVENUES                            168,052              191,485                 163,816         26,532
                                                --------            ---------                --------        -------
COST OF SALES
 Machines and Supplies                            94,448               99,460                  78,949         12,904
 Services                                         35,973               39,292                  33,446          6,622
                                                --------            ---------                --------        -------
       TOTAL COST OF SALES                       130,421              138,752                 112,395         19,526
                                                --------            ---------                --------        -------
GROSS MARGIN                                      37,631               52,733                  51,421          7,006
OPERATING EXPENSES
 Selling, general and administrative              47,048               55,224                  44,632          9,032
 Unusual items, net expense                        7,032                    0                       0              0
                                                --------            ---------                --------        -------
       TOTAL OPERATING EXPENSES                   54,080               55,224                  44,632          9,032
OPERATING INCOME (LOSS)                          (16,449)              (2,491)                  6,789         (2,026)
Non-operating income (expense):
 Interest income                                     169                  222                     517              2
 Interest expense                                 (3,762)              (3,355)                 (2,663)           (51)
 Reorganization items, net                             0                    0                     575         23,946
 Other, net                                         (212)                 (53)                   (742)           (76)
                                                --------            ---------                --------        -------
Income (loss) before income taxes,
 discontinued operations and
 extraordinary gain                              (20,254)              (5,677)                  4,476         21,795
Income tax expense (benefit)                         (97)              (1,526)                  2,394              0
                                                --------            ---------                --------        -------
 Net income (loss) before discontinued
  operations and extraordinary gain              (20,157)              (4,151)                  2,082         21,795
Net income (loss) of discontinued
  operations, net of tax                         (25,342)               8,764                   4,570        (27,810)
                                                --------            ---------                --------        -------
Net income (loss) before extraordinary
 gain                                           $(45,499)           $   4,613                $  6,652        $(6,015)
                                                ========            =========                ========        =======
Extraordinary gain                                     0                    0                       0         58,704
                                                --------            ---------                --------        -------
NET INCOME (LOSS)                               $(45,499)           $   4,613                $  6,652        $52,689
                                                ========            =========                ========        =======
PER SHARE OF COMMON STOCK: (b)
Income (loss) from continuing operations        $  (2.88)           $   (0.59)               $   0.30            N/A
Income (loss) from discontinued operations         (3.62)                1.25                    0.65            N/A
                                                ========            =========                ========        =======
 Net income (loss)                              $  (6.49)           $    0.66                $   0.95            N/A
                                                ========            =========                ========        =======
Weighted average shares of common stock and
common stock equivalents outstanding (in
thousands)                                         7,009                7,021                   7,006            N/A
                                                ========            =========                ========        =======


(a) Due to the Reorganization and implementation of Fresh Start Reporting, financial statements for the Reorganized Company (period starting September 30, 1993) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements (Note 14) for additional information.

(b) The weighted average number of common shares outstanding and net income per common share for the Predecessor Company have not been presented due to the Reorganization and implementation of Fresh Start Reporting, they are not comparable to subsequent periods.

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             AM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)




                                                                                           PREDECCESOR
                                                    REORGANIZED COMPANY                      COMPANY
                                       ---------------------------------------------  ---------------------
                                                                        TEN MONTHS         TWO MONTHS
                                            TWELVE MONTHS ENDED            ENDED              ENDED
                                       JULY 31, 1996   JULY 31, 1995   JULY 31, 1994     SEPT. 29, 1993
                                       -------------  ---------------  -------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                            $(45,499)    $  4,613       $  6,652            $ 52,689
ADJUSTMENTS TO RECONCILE NET INCOME
 TO CASH FLOW FROM OPERATING ACTIVITIES:
 Depreciation of property, plant and
  equipment                                     3,769        1,632          2,204                 327
 Amortization and writedown of other
  assets                                          407          706          1,395                   -
 Benefit from operating loss
  carryforwards                                     -        8,037         10,494                   -
 Discontinued operations                       26,284      (15,715)        12,636               9,596
 Net assets held for sale                      (2,682)           -              -                   -
 Change in assets and liabilities:
 Accounts receivable, net                       6,308         (391)        (5,105)              6,855
 Inventory, net                                13,056        2,703         (4,455)               (559)
 Prepaid expenses and other assets               (334)        (372)        (2,816)                314
 Accounts payable and accruals                 (2,434)      (2,157)        (6,843)             10,704
 Other, net                                    (2,794)      (3,950)         3,130               1,041
 Changes due to Fresh Start Reporting
  and reorganization                                -            -              -             (82,650)
                                             --------     --------       --------            --------
 CASH FLOW FROM OPERATING ACTIVITIES           (3,919)      (4,894)        17,292              (1,683)
                                             --------     --------       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                          (8,990)      (2,362)        (1,560)               (135)
 Proceeds from disposition of property          6,822            -              -                   -
  Discontinued operations                      (1,262)         886         (2,973)                  -
                                             --------     --------       --------            --------
CASH FLOW FROM INVESTING ACTIVITIES            (3,430)      (1,476)        (4,533)               (135)
                                             --------     --------       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) under
  revolving credit facilities                   5,430            -              -                   -


 Payment of Bankruptcy Claims                  (5,106)      (4,312)        (6,200)                  -
 Borrowings under capital lease and
  other arrangements                            4,041            -              -               1,931
 Payments under capital lease
  arrangements                                   (358)           -              -                   -
 Discontinued operations                       (6,661)       2,133          2,565               1,061
                                             --------     --------       --------            --------
CASH FLOW FROM FINANCING ACTIVITIES            (2,654)      (2,179)        (3,635)              2,992
                                             --------     --------       --------            --------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             (10,003)      (8,549)         9,124               1,174
Cash and cash equivalents at
 beginning of period                           12,563       21,112         11,988              10,814
                                             --------     --------       --------            --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                      $  2,560     $ 12,563       $ 21,112            $ 11,988
                                             ========     ========       ========            ========



(a) Due to the Reorganization and implementation of Fresh Start Reporting, financial statements for the Reorganized Company (period starting September 30, 1993) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements (Note 14) for additional information.



The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             AM INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)



                                        Preferred Stock                       Common Stock                      Treasury Stock
                                 ----------------------------          ---------------------------        --------------------------
                                   Number                             Number                              Number
                                 of Shares          Amount           of Shares           Amount         of Shares          Amount
                                 -----------      ---------          ---------         ---------        ----------        --------
PREDECESSOR COMPANY:
Balance July 31, 1993              3,414,065          34             52,477,683             525         5,483,600         (23,107)

  Net Income
  Reorganization Items:
    Cancellation of Stock         (3,414,065)        (34)           (52,477,683)           (525)       (5,483,600)         23,107
    Fresh Start Adjustment                 -           -                      -               -                 -               -
    Aggregate effect of current
      year translation adjustments
    Issuance of New Common Stock                                      7,000,000              70
    Issuance of Warrants
                                  ----------        ----           ------------            ----         ---------        --------
Reorganized Company Balance,
        September 30, 1993(a)              -           -              7,000,000              70                 -               -

REORGANIZED COMPANY
  Net Income
  Aggregate effect of current
    year translation adjustments
  Purchase of Treasury Stock                                                                                1,119              (6)
                                  ----------        ----           ------------            ----         ---------        --------
Balance July 31, 1994                      -           -              7,000,000              70             1,119              (6)
  Net Income
  Aggregate effect of current
    year translation adjustments
   Issuance of new common stock                                          10,000               -
  Purchase of Treasury Stock                                                                                  126               -
                                  ----------        ----           ------------            ----         ---------        --------
Balance at July 31, 1995                   -           -              7,010,000              70             1,245              (6)
  Net loss
  Aggregate effect of current
    year translation adjustments
  Purchase of Treasury Stock                                                                                  334               -

  Other, net                      ----------        ----           ------------            ----         ---------        --------
Balance at July 31, 1996                   -     $     -              7,010,000             $70             1,579             ($6)
                                  ==========        ====           ============            ====         =========        ========



                                              Warrants
                                        ---------------------
                                                                     Capital in                          Cumulative       Total
                                          Number                      Excess of       Accumulated        Translation  Shareholders'
                                         of Shares      Amount        Par Value     Earnings/(Deficit)    Adjustment     Equity
                                        -----------    -------       -----------    ------------------   ------------  ------------

PREDECESSOR COMPANY:
Balance July 31, 1993                             -         -           339,781          (368,842)            1,958         (49,651)

  Net Income                                                                               52,689                            52,689
  Reorganization Items:
    Cancellation of Stock                         -         -          (339,781)                                           (317,233)
    Fresh Start Adjustments                       -         -                 -           316,153            (2,125)        314,028
    Aggregate effect of current
      year translation adjustments                                                                              167             167
    Issuance of New Common                                               35,547                                              35,617
    Issuance of Warrants                  1,095,000       383                                                                   383
                                        -----------    -------       -----------    ------------------   ------------  ------------
Reorganized Company Balance,
        September 30, 1993 (a)            1,095,000       383            35,547                 -                 -          36,000

REORGANIZED COMPANY
  Net Income                                                                                6,652                             6,652
 Aggregate effect of current
    year translation adjustments                                                                                130             130
  Purchase of Treasury Stock                                                                                                     (6)
                                          ---------      ----           -------          --------              ----         -------
Balance July 31, 1994                     1,095,000       383            35,547             6,652               130          42,776
  Net Income                                                                                4,613                             4,613
  Aggregate effect of current
    year translation adjustments                                                                                822             822
   Issuance of new common stock                                              90                                                  90
  Purchase of Treasury Stock                                                                                                      -
                                          ---------      ----           -------          --------              ----         -------
Balance at July 31, 1995                  1,095,000       383            35,637           11,265                952          48,301
  Net loss                                                                               (45,499)                           (45,499)
  Aggregate effect of current
    year translation adjustments                                                                               (734)           (734)
  Purchase of Treasury Stock                                                                                                      -
  Other, net                                                                228                                                 228
                                          ---------      ----           -------         --------               ----         -------
Balance at July 31, 1996                  1,095,000      $383           $35,865         $(34,234)              $218         $ 2,296
                                          =========      ====           =======         ========               ====         =======


(a)  Due to the Reorganization and implementation of Fresh Start
Reporting, financial statements for the Reorganized Company (period starting September 30, 1993) are not comparable to the Predecessor Company. See Notes to the Financial Statements (Note 14) for additional information.

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            AM INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          JULY  31,             JULY  31,
                                                                             1996                 1995
                                                                         -----------           -----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 2,560              $ 12,563
  Accounts receivable, net                                                   19,774                36,409
  Inventories, net                                                           11,602                28,432
  Prepaid expenses and other assets                                           1,069                 1,722
  Net assets held for sale                                                    7,698                     0
  Net assets of discontinued operations                                      42,940                61,301
                                                                            -------              --------
TOTAL CURRENT ASSETS                                                         85,643               140,427

Property, plant and equipment, net                                           10,867                12,453
Excess reorganization value                                                       0                 5,430
Other assets, net                                                             1,452                 4,762
                                                                            -------              --------
     TOTAL ASSETS                                                           $97,962              $163,072
                                                                            =======              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current maturities of long-term
   debt                                                                     $14,381               $ 6,132
  Accounts payable                                                           15,435                21,134
  Service contract deferred income                                           12,924                17,312
  Payroll related expenses                                                   13,227                13,175
  Other current liabilities                                                  17,956                21,172
                                                                            -------              --------
TOTAL CURRENT LIABILITIES                                                    73,923                78,925

  Long-term debt                                                              8,527                14,915
  Other long-term liabilities                                                13,216                20,931
                                                                            -------              --------
    TOTAL LIABILITIES                                                        95,666               114,771


COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 40 million shares authorized;
  7,010,000 issued as of July 31, 1996 and July 31, 1995                         70                    70
Capital in excess of par value                                               35,865                35,637
Less:  treasury stock, at cost, 1,579 shares as of July 31,
  1996 and 1,245 shares as of July 31, 1995                                      (6)                   (6)
Warrants, 1,095,000 issued, exercise price of $18.00 as of
  July 31, 1996 and July 31, 1995                                               383                   383
 Accumulated earnings (deficit)                                             (34,234)               11,265
 Cumulative translation adjustment                                              218                   952
                                                                            -------              --------
 TOTAL SHAREHOLDERS' EQUITY                                                   2,296                48,301
                                                                            -------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $97,962              $163,072
                                                                            =======              ========

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: AM International, Inc. (the "Company"), a Delaware corporation, distributes equipment and supplies, and provides services for the graphics arts industry. The Company is in process of executing plans to exit its machine manufacturing business, consistent with management's strategic objectives. The Company's continuing distributed products consist primarily of pre-press equipment, supplies and services. The Company has in excess of 50,000 customers, including small commercial printers, large quick print franchises, company run in-house print shops, governmental agencies, and educational institutions. No individual customer accounts for more than 10% of net revenue.

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

Currency Translation: Foreign assets and liabilities have been translated into United States dollars at current exchange rates as of the balance sheet dates, and revenues and expenses have been translated at the average exchange rates in effect during each period. Translation adjustments are reported as a separate component of Shareholders' Equity. Exchange gains and losses on foreign currency transactions are included in the Consolidated Statement of Operations and are not material.

--------------------------------------------------------------------------------
NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Future Adoption of Accounting Standards: In fiscal 1997, the Company is required to adopt "SFAS 123: Accounting for Stock-Based Compensation." The adoption of this accounting standard is not expected to have a material impact on the financial statements.


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

-------------------------------------------------------------------------------
NOTE 2 - DISCONTINUED OPERATIONS (CONTINUED)

The results of these discontinued business units are included in the consolidated statements of income under "discontinued operations." The following table summarizes key financial data related to the above discontinued operations:





                                                       Twelve Months                  Ten Months        Two Months
                                                           Ended                         Ended             Ended
                                               July 31, 1996   July 31, 1995         July 31, 1994    Sept. 29, 1993
                                               -------------  ---------------       ---------------  -----------------
Net sales                                          $149,256          $318,016              $257,809          $ 42,682
Gross margin                                         34,709            86,219                77,115            11,722
Unusual income                                            -            (4,845)                    -                 -
Operating income (loss)                              (6,749)           16,944                12,220              (323)
Non-operating (income) expense                        2,136             3,212                 3,046               443
Allocated interest expense                              581               314                   315                 -
Reorganization items, net                                 -                 -                     -            27,049
Income tax provision (benefit) applicable
 to discontinued businesses                             664             4,654                 4,289                (5)
                                                   --------          --------              --------          --------
Income (loss) from operations of discontinued
 business net of applicable taxes                   (10,130)            8,764                 4,570           (27,810)
Loss on Sale                                        (15,212)                -                     -                 -
                                                   --------          --------              --------          --------
Income (loss) from discontinued operations         $(25,342)         $  8,764              $  4,570          $(27,810)
                                                   ========          ========              ========          ========




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

The net assets of discontinued operations included in the Consolidated Balance Sheets at July 31, 1996 and July 31, 1995 amounted to $42,940 and $61,301, respectively, and consisted primarily of receivables, inventory, property and equipment, intangible assets related to the discontinued operations, net of accounts payable and accrued liabilities.

The net assets of discontinued operations included in the Consolidated Balance Sheet at July 31, 1996 is net of approximately $7,000 of liabilities to be paid from the $50,100 sale proceeds.

--------------------------------------------------------------------------------
NOTE 3 - BORROWING ARRANGEMENTS

The Company's short and long-term borrowings are comprised of the following:



                                                      July 31, 1996         July 31, 1995
                                                      --------------       --------------
  Revolving Credit Facility                                 $ 5,430               $     -

  General Unsecured Claims & Priority Tax
  Claims                                                     13,795                21,047
  Capital Leases                                              3,683                     -
                                                            -------               -------
                     Total                                  $22,908               $21,047
                                                            =======               =======
Classified in the Consolidated Balance Sheet
as follows:
  Short-term                                                $14,381               $ 6,132
  Long-term                                                   8,527                14,915
                                                            -------               -------
                     Total                                  $22,908               $21,047
                                                            =======               =======

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

In August 1996, the Company completed the sale of substantially all of the assets and liabilities of the Sheridan Systems division for proceeds of $50,100. The proceeds of the sale were used in part to pay off all outstanding borrowings on the Revolving Credit Facility and to cash collateralize outstanding letters of credit. At September 28, 1996 the Company had a cash balance of $41,228 after repaying bank debt and meeting other short term obligations. The Company is currently seeking to obtain new banking facilities to provide for the issuance of letters of credit, fund selected customer financing programs, and increase liquidity to the Company.

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

-------------------------------------------------------------------------------
NOTE 3 - BORROWING ARRANGEMENTS (CONTINUED)

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


Cash paid for interest was $2,282 during 1996, $1,103 during fiscal 1995, and $655 for the ten months ended July 1994 for the Reorganized Company. The Predecessor Company paid no interest in the two months ended September 1993.


NOTE 4 - CAPITAL STRUCTURE

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

--------------------------------------------------------------------------------
NOTE 6 - INCOME TAXES

The components of income tax expense (benefit) are as follows:




                                                                       Reorganized Company                  Predecessor Company
                                                      ----------------------------------------------------  --------------------
                                                                  Twelve Months Ended         Ten Months          Two Months
                                                                                                 Ended              Ended
                                                      July 31, 1996        July 31, 1995    July 31, 1994      Sept. 29, 1993
                                                      -------------        --------------  ---------------  --------------------

The domestic and foreign components of
 income (loss) from continuing operations
 are as follows:
Domestic                                               $(18,857)                $(5,302)           $4,029           $21,988
Foreign                                                  (1,397)                   (375)              447              (193)
                                                       --------                 -------            ------           -------
                                                       $(20,254)                $(5,677)           $4,476           $21,795
                                                       ========                 =======            ======           =======
Provision (benefit) for income taxes
 for continuing operations:
 Domestic                                              $      -                 $(1,744)           $2,050           $     -
 Foreign                                                    (97)                    218               344                 -
                                                       --------                 -------            ------           -------
                                                       $    (97)                $(1,526)           $2,394           $     -
                                                       ========                 =======            ======           =======

A reconciliation of the income tax expense
(benefit) on income (loss) per the U.S.
federal statutory rate to the reported
income tax expense (benefit) follows:

US Federal statutory rate applied to pretax
 income                                                $ (6,886)                $(1,930)           $1,521           $ 7,410
Intangibles with no tax benefit                             138                     240               474                 -
Operating loss with no current tax benefit
 and varying tax rates of other national
 governments                                              6,597                     130               192               732
State income tax                                              -                       -               162                 -
Non taxable reorganization items                              -                       -                 -            (8,142)
Other                                                        54                      34                45                 -
                                                       --------                 -------            ------           -------
INCOME TAX EXPENSE (RECOVERY)                          $    (97)                $(1,526)           $2,394           $     -
                                                       ========                 =======            ======           =======


-------------------------------------------------------------------------------
NOTE 6 - INCOME TAXES (CONTINUED)

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standard (SFAS) No. 109. At July 31, 1996 and July 31, 1995 the approximate amounts of deferred tax assets and deferred tax liabilities resulting from temporary differences and carryforwards were as follows:



                                                      1996                  1995
                                                    -------               --------
Deferred Tax Assets
   Inventory valuation                               $  3,600             $  2,400
   Insurance reserves                                   6,400                7,000
   Other                                               10,700               10,700
                                                     --------             --------
Subtotal                                               20,700               20,100
Domestic tax operating loss carryforwards
   limited by Sec 382.                                 21,000               21,000
Domestic tax operating loss carryforwards              49,800               37,400
Foreign tax operating loss carryforwards                2,700                2,400
AMT credit carryforward                                 1,800                1,800
                                                     --------             --------
Deferred Tax assets                                    96,000               82,700
   Valuation allowance                                (96,000)             (82,700)
                                                     --------             --------
Net deferred tax asset                               $      -             $      -
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

-------------------------------------------------------------------------------
NOTE 7 - DEFERRED COMPENSATION

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



                                                          1996                           1995
                                               ------------------------------   ---------------------------
                                                                Option Price                  Option Price
                                               Number of           Range         Number of        Range
                                                Shares           Per Share        Shares        Per Share
                                               ---------       --------------    ---------    -------------
OUTSTANDING AT BEGINNING OF THE YEAR            598,417         $8.750-12.125     376,000     $9.625-11.500
Granted                                          91,236         $ 2.130-8.125     277,917     $8.750-12.125
Exercised                                             -                     -           -                 -
Canceled                                       (183,500)        $2.130-12.125     (55,500)    $9.625-10.000
                                               --------        --------------    --------     -------------
OUTSTANDING AT END OF PERIOD                    506,153         $8.750-12.125     598,417     $8.750-12.125
                                               ========        ==============    ========     =============
EXERCISABLE AT END OF PERIOD                    205,600         $8.125-12.125     127,900     $9.125-11.500
                                               ========        ==============    ========     =============

--------------------------------------------------------------------------------
NOTE 8 - UNUSUAL ITEMS

During 1996, the Company committed to certain restructuring actions in an
effort to realign the operations with established strategic objectives.   The
restructuring actions are summarized as follows:


Corporate Office Downsizing and Consolidation Expense                $2,845
Bankruptcy of Canadian Subsidiary                                     3,561
Exit of Manufacturing Operations and Office Closures                    626
                                                                     ------
Total Restructuring Costs                                            $7,032
                                                                     ======

In an effort to reduce costs, in the fourth quarter management committed to a plan to close its Corporate headquarters and consolidate certain functions within the AM Multigraphics operations. This decision resulted in the termination of seven employees, including three officers. Severence and benefits associated with these terminations were estimated to aggregate $2,845, all of which is expected to be paid in fiscal 1997. The decision to close and consolidate the Corporate office was necessary under each of the strategic alternatives that were considered by the Company during the fourth quarter.
The decision was made irrespective of the completion of the sale of the Sheridan Systems division. The amounts accrued were based primarily on various employment agreements and the Company's severance policy. These amounts were not materially different, in the aggregate, from the amounts determined under Change in Control and Termination Benefits Agreements for certain officers following the completion of the Sheridan Systems sale. Such amounts totaling $2,845, were originally reported as $1,250 for "Change in Control payments" made as a result of the Sheridan Systems division sale and $1,595 for "corporate restructuring" charges for a plan committed to in conjunction with the Sheridan sale. Such descriptions of the charges were not representative of the basis of the charges, which is a restructuring plan which is independent of the Sheridan sale.

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

--------------------------------------------------------------------------------
NOTE 9 - BALANCE SHEET ACCOUNTS



The components of certain balance sheet accounts
are as follows:
                                                      July 31, 1996  July 31, 1995
                                                      -------------  -------------
ACCOUNTS RECEIVABLE:
 Accounts receivable                                    $20,596        $37,721
 Allowance for doubtful accounts                           (822)        (1,312)
                                                        -------        -------
   Total accounts receivable, net                       $19,774        $36,409
                                                        =======        ========
INVENTORIES:
 Raw materials                                          $ 1,407        $ 1,415
 Work-in-process                                          2,959          3,485
 Finished goods                                           7,236         23,532
                                                        -------        -------
   Total inventories, net                               $11,602        $28,432
                                                        =======        =======
PROPERTY, PLANT AND EQUIPMENT
 Land                                                   $     -        $ 4,600
 Buildings                                                    -          2,101
 Machinery and equipment                                 13,240          8,699
 Leasehold improvements                                   3,026            608
                                                        -------        -------
                                                         16,266         16,008
 Less accumulated depreciation and amortization          (5,399)        (3,555)
                                                        -------        -------
   Net property, plant and equipment                    $10,867        $12,453
                                                        =======        =======

--------------------------------------------------------------------------------
NOTE 10 - RETIREMENT BENEFIT PLANS

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

The Company also maintains defined benefit pension plans for certain U.S
employees under a Company maintained plan.   The components of net periodic
pension cost for these plans are shown below for 1996, 1995 and 1994:



                                                                                                         PREDECESSOR
                                                                REORGANIZED COMPANY                        COMPANY
                                                  ----------------------------------------------        -------------
                                                                                   Ten Months             Two Months
                                                       Twelve Months Ended            Ended                  Ended
                                                  July 31, 1996   July 31, 1995   July 31, 1994         Sept. 29, 1993
                                                  --------------  -------------  ---------------       ---------------
Benefits earned during the year                          $  233            $226          $   92               $18
Interest accrued on projected benefit obligation             63              41              41                 8
Actual return on assets                                       -               -               -                 -
Net amortization and deferral                                12              24               -                 7
                                                         ------            ----          ------               ---
Net periodic pension cost                                $  308            $291          $  133               $33
                                                         ======            ====          ======               ===

The status of the defined benefit pension plans at July 31 was as follows:
                                                        1996                             1995
                                                      ---------                        --------
Plan assets at fair value                                $    -                         $     -
Actuarial present value of benefit obligation
  Vested                                                  1,069                           1,186
  Nonvested                                                   -                               -
                                                         ------                         -------
Accumulated Benefit Obligation                            1,069                           1,186
Effect of projected future salary increases                   -                             265
                                                         ------                         -------
Projected benefit obligation                              1,069                           1,451
                                                         ------                         -------
Plan assets in excess of (less than) projected
 benefit obligation                                      (1,069)                         (1,451)
Unrecognized net transition (asset) obligation                -                               -
Unrecognized net (gain) loss                                190                             468
                                                         ------                         -------
Prepaid (accrued) pension cost at year end                ($879)                          ($983)
                                                         ======                         =======

-------------------------------------------------------------------------------
NOTE 10 - RETIREMENT BENEFIT PLANS (CONTINUED)

The assumed discount rates on benefit obligations was 7.0% in 1996 and 1995. The assumed rates of compensation increases were 4.0% in 1996 and 3.3% in 1995.

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

Net post-retirement life and health care cost includes the following components:





                                                                  REORGANIZED COMPANY                 PREDECESSOR COMPANY
                                                      -------------------------------------------     -------------------
                                                                                     Ten Months             Two Months
                                                          Twelve Months Ended           Ended                 Ended
                                                      July 31, 1996  July 31, 1995  July 31, 1994         Sept. 29, 1993
                                                      -------------  -------------  -------------         --------------
Service Cost - benefits earned during the period         $     5        $     5            $  5                   $  1
Interest cost on accumulated post-retirement
 benefit obligation                                          843            846             591                    118
                                                         -------        -------            ----                   ----
Total life and health care costs                         $   848        $   851            $596                   $119
                                                         =======        =======            ====                   ====
The plans' funded status at July 31, was as follows:

                                                          1996           1995
                                                      -------------  -------------
Actuarial present value of benefit obligations-
 Retirees                                                  $ 9,617        $10,412
 Fully eligible active participants                            294            269
                                                           -------        -------
Accumulated postretirement benefit obligation                9,911         10,681
Cummulative unrecognized actuarial (gain)loss                  253           (167)
Plan assets                                                      -              -
                                                           -------        -------
Accrued post-retirement life and health
 care costs                                                $10,164        $10,514
                                                           =======        =======

Assumptions used for the Company's retiree life and health care plans as of July 31, were as follows:

                                                           1996           1995
                                                          -------        -------
Discount rate for determining obligations and
  interest cost                                            8.00%          8.00%

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

-------------------------------------------------------------------------------
NOTE 11 - LEASE TRANSACTIONS

The Company leases certain real and personal property and is responsible for most maintenance, insurance and tax expenses related to leased facilities. At July 31, 1996, the future lease payments for continuing operating leases are as follows:



            1997                                        $ 2,718
            1998                                          1,593
            1999                                          1,060
            2000                                          1,005
            2001                                            949
            2002 and thereafter                           3,642
                                                        -------
             Total future operating lease payments      $10,967
                                                        =======





Rental expenses for all operating leases were $5,184, $2,437 and $2,457 for the Reorganized Company in 1996, 1995 and 1994, respectively, and $491 for the Predecessor Company in 1994.

During 1996, the Company entered into certain capital lease arrangements, primarily relating to computer hardware and software. Obligations under these arrangements amount to approximately $3,683 as of July 31, 1996 and extend for periods of three to five years.

-------------------------------------------------------------------------------
NOTE 12 - GEOGRAPHIC SEGMENTS

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





                                                Reorganized Company                         Predecessor Company
                          ----------------------------------------------------------------  --------------------

                                                                           Ten Months            Two Months
                                     Twelve Months Ended                     Ended                 Ended
                             July 31, 1996         July 31, 1995         July 31, 1994         Sept. 29, 1993
                          --------------------  --------------------  --------------------  --------------------
Revenues
 North America                  $ 137,981               $157,440              $137,047              $22,820
 Japan                             30,071                 34,045                26,769                3,712
                                ---------              ---------              --------              -------
  Total                         $ 168,052               $191,485              $163,816              $26,532
                                =========              =========              ========              =======
Operating Profit (Loss)*
 North America                   ($15,221)              $  1,278              $  9,292              $ 1,221
 Japan                               (442)                   911                 1,847                 (292)
                                ---------              ---------              --------              -------
  Total                          ($15,663)              $  2,189              $ 11,139              $   929
                                =========              =========              ========              =======

Assets**
 North America                  $  45,675               $ 69,555              $ 71,314              $60,495
 Japan                              7,698                 20,284                19,383               17,552
                                ---------              ---------              --------              -------
  Total                         $  53,373               $ 89,839              $ 90,697              $78,047
                                =========              =========              ========              =======

*  Before Corporate expenses and unusual items

** Excludes Corporate assets primarily consisting of cash and assets of discontinued operations.

--------------------------------------------------------------------------------
NOTE 13 - QUARTERLY FINANCIAL INFORMATION - (UNAUDITED)

A summary of quarterly financial information for fiscal 1996, 1995 and 1994 is as follows:



                                                                                Quarter
                                                      ---------------------------------------------------------
1996                                                   1st          2nd        3rd         4th       Total Year
----                                                  --------  --------  ----------  ----------  -------------
Revenues                                               $42,994   $40,886     $44,340    $ 39,832      $168,052
Gross Profit                                            10,889     9,400      11,321       6,021        37,631
Net income (loss) from continuing operations            (3,460)   (4,329)      2,493     (14,861)      (20,157)
Net income (loss) from discontinued operations            (310)   (4,401)     (1,163)    (19,468)      (25,342)
                                                       -------   -------   ---------   ---------   -----------
Net income (loss)                                       (3,770)   (8,730)      1,330     (34,329)      (45,499)
                                                       =======   =======   =========   =========   ===========
Per Common Share (2):
 Net income (loss) from continuing operations           ($0.49)   ($0.62)    $  0.36      ($2.12)       ($2.88)
 Net income (loss) from discontinued operations          (0.04)    (0.63)      (0.17)      (2.78)        (3.62)
                                                       -------   -------   ---------   ---------   -----------
    Total                                               ($0.54)   ($1.25)    $  0.19      ($4.90)       ($6.49)
                                                       =======   =======   =========   =========   ===========
Closing Market Price
                         High                          $ 8.375   $ 7.500     $ 4.688    $  3.063      $  8.375
                         Low                           $ 7.250   $ 4.688     $ 1.875    $  1.875      $  1.875


                                                                                  Quarter
                                                       ---------------------------------------------------------
1995                                                     1st        2nd        3rd         4th       Total Year
----                                                   ---------  --------  ----------  ----------  ------------
Revenues                                                $43,532   $47,697     $47,095    $ 53,161      $191,485
Gross Profit                                             12,392    12,787      13,203      14,351        52,733
Net income (loss) from continuing operations             (1,442)   (1,400)       (557)       (752)       (4,151)
Net income (loss) from discontinued operations            1,741     1,656         730       4,637         8,764
                                                       --------   -------   ---------   ---------   -----------
Net income (loss)                                           299       256         173       3,885         4,613
                                                       ========   =======   =========   =========   ===========
Per Common Share (2):
 Net income (loss) from continuing operations            ($0.20)   ($0.20)     ($0.08)     ($0.11)       ($0.59)
 Net income (loss) from discontinued operations            0.24      0.24        0.10        0.66          1.25
                                                       --------   -------   ---------   ---------   -----------
    Total                                               $  0.04   $  0.04     $  0.02    $   0.55      $   0.66
                                                       ========   =======   =========   =========   ===========
Closing Market Price
                         High                           $12.250   $10.125     $ 9.250    $  9.250      $ 12.250
                         Low                            $10.000   $ 8.875     $ 8.625    $  8.125      $  8.125


                                                       Predecessor
                                                          Company                                Reorganized Company
                                                       --------------  -------------------------------------------------------------
                                                        Aug. 1, 1993   Sept. 30, 1993                    Quarter
                                                          Through         Through      ---------------------------------------------
1994                                                   Sept. 29, 1993  Oct. 30, 1993     2nd        3rd         4th     Total Period
----                                                   --------------  --------------  --------  ----------  ---------- ------------
Revenues                                                      $26,532        $19,030   $44,375     $47,121    $ 53,290   $163,816
Gross Profit                                                    7,006          4,548    13,751      15,401      17,721     51,421
Net income (loss) from continuing operations  (1)              21,795         (1,277)      191       1,196       1,972      2,082
Net income (loss) from discontinued operations                (27,810)         1,506     1,166       1,477         421      4,570
                                                       --------------  -------------   -------   ---------   ---------  ---------
Net income (loss)                                              (6,015)           229     1,357       2,673       2,393      6,652
                                                       ==============  =============   =======   =========   =========  =========
Per Common Share (2):
 Net income (loss) from continuing operations                  N/A (3)        ($0.18)  $  0.03     $  0.17    $   0.28   $   0.30
 Net income (loss) from discontinued operations                N/A (3)          0.21      0.16        0.21        0.06       0.65
                                                       --------------  -------------   -------   ---------   ---------  ---------
    Total                                                      N/A (3)       $  0.03   $  0.19     $  0.38    $   0.34   $   0.95
                                                       ==============  =============   =======   =========   =========  =========
Closing Market Price:
                         High                                  N/A (4)        N/A (4)  $10.250     $10.875    $ 11.875   $ 11.875
                         Low                                   N/A (4)        N/A (4)  $ 9.500     $ 9.125    $  8.750   $  8.750

(1) Net loss excludes $ 58,704 of Extraordinary Gain.
(2) Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.
(3) The net income (loss) per common share for the Predecessor Company has not been presented because it is not comparable.
(4) Trading of Predecessor Company Common Stock and Preferred Stock was suspended on May 21, 1993. Periods prior to this date are not presented as they are not comparable.

------------------------------------------------------------------------------
NOTE 14 - PLAN OF REORGANIZATION AND FRESH START REPORTING

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

The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Consolidated Statement of Operations for the period ended September 29, 1993:


Reorganization Items:


                                                                                                    Income/(expense)
                                                                                              -------------------------
                                                                                              Continuing    Discontinued
                                                                                              Operations     Operations
                                                                                              ----------    ------------
Fair Market Value Adjustment to tangible Assets and Liabilities, net                          $   8,024        ($9,680)
Write-off existing Goodwill                                                                         -          (39,840)
Accrue Professional Fees to complete reorganization process                                     (10,100)          -
Reorganization Value in excess of Fair Market Value tangible Assets and Liabilities              26,022         39,471
Certain foreign entities with Reorganization Value                                                 -           (17,000)
  Less than Fair Value of Tangible Assets and Liabilities                                      --------        -------
                                   Total Reorganization Items                                  $ 23,946        $27,049
                                                                                               ========        =======

Extraordinary Gain:                                                                                 Income/(expense)
                                                                                               ------------------------
                                                                                                Continuing   Discontinued
                                                                                                Operations    Operations
                                                                                                ----------   ------------

Carrying Value of 12% Senior Subordinated Debentures plus accrued interest                      $ 93,624        $ -
Fair Value of Equity exchanged for Debt per the Plan                                             (34,920)         -
                                                                                                --------        ---
                                   Total Extraordinary Gain                                     $ 58,704        $ -
                                                                                                ========        ===

-------------------------------------------------------------------------------
NOTE 15 - SUBSEQUENT EVENTS

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

Dated: June 3, 1997                     MULTIGRAPHICS, INC.
                                              (REGISTRANT)



                                        By /S/Thomas D. Rooney
                                           -----------------------------
                                           Thomas D. Rooney,
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of June 3, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

         SIGNATURE                                             TITLE
         ---------                                             -----
/S/JEFF M. MOORE                               CHAIRMAN
----------------------------------
JEFF M. MOORE


/S/THOMAS D. ROONEY                            DIRECTOR, PRESIDENT AND
----------------------------------             CHIEF EXECUTIVE OFFICER
THOMAS D. ROONEY


/S/GREGORY T. KNIPP                            VICE PRESIDENT AND
----------------------------------             CHIEF FINANCIAL OFFICER
GREGORY T. KNIPP                               (PRINCIPAL ACCOUNTING &
                                               FINANCIAL OFFICER)


/S/ROBERT E. ANDERSON, III                     DIRECTOR
----------------------------------
ROBERT E. ANDERSON, III


/S/JEFFREY D. BENJAMIN                         DIRECTOR
----------------------------------
JEFFREY D. BENJAMIN


/S/ROBERT N. DANGREMOND                        DIRECTOR
----------------------------------
ROBERT N. DANGREMOND

