Form 10-Q
period 1997-05-03
MULTIGRAPHICS INC
filed 1997-06-16
CIK 2310

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For Quarterly Period Ended              May 3, 1997


Commission file number        1-683

                         Multigraphics, Inc.
         (Exact name of registrant as specified in its charter)

Delaware                                34-0054940
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

431 Lakeview Court Mt. Prospect, IL                    60056

(Address of principal executive offices)               (Zip Code)

                    (847) 375-1700
          (Registrant's telephone number, including area code)

                    AM International, Inc.
                    (Former Name)

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

               X          Yes                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicab,le date.

                    2,815,337 shares of Registrant's
  Common Stock, $.025 par value, were outstanding as of June 9, 1997.

                     PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                          MULTIGRAPHICS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Dollars in thousands except per share amounts)

                         Three Months Ended    Nine Months Ended
                           May 3,    April      May 3,     April
                                      27,                   27,
                            1997      1996       1997      1996
Revenues
Machines and
Supplies                   $10,006   $30,023     $35,714   $84,832
      Services              10,863    14,317      33,621    43,388
        Total Revenues      20,869    44,340      66,335   128,220

Cost of sales
Machines and Supplies        8,193    24,308      29,475    69,589
        Services             6,399     8,711      20,779    27,021
        Total Cost of Sales 14,592    33,019      50,254    96,610

Gross Margin                 6,277    11,321      19,081    31,610
Operating expenses
     Selling, general and
administrative               5,794    11,038      20,389    37,351
     Miscellaneous
(income) expense               (50)  (2,930)        (115)  (3,107)
     Unusual items, net           -        -      (2,095)        -
     Total operating
expenses                     5,744     8,108      18,179    34,244
Operating income (loss)        533     3,213         902   (2,634)
Non-operating income
(expense):
     Interest income           367        48       1,094       114
     Interest expense        (632)     (942)     (2,186)   (2,691)
     Other, net                  -       174         120      (85)
Income (loss) before
income taxes,
    discontinued operations    268      2,493        (70)   (5,296)
Income tax expense
(benefit)                        -         -           -         -
      Net income (loss)
before discontinued
           operations          268      2,493         (70)  (5,296)
Net income (loss) of
discontinued
   operations, net of tax         -   (1,163)            -  (5,874)
Net income (loss)               $268   $1,330         $(70) $(11,170)
Per share of common
stock:
Income (loss) from
continuing operations        $0.10     $0.89     $(0.02)   $(1.89)
Income (loss) from
Discontinued operations          -    $(0.42)          -   $(2.10)
   Net income (loss)         $0.10     $0.47     $(0.02)   $(3.99)
Weighted average shares of common
stock and common stock equivalents outstanding
(in thousands) - See Note    2,805     2,803       2,804     2,803

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          MULTIGRAPHICS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET
            (Dollars in thousands except per share amounts)

                                               May 3,1997     July 31,1996
Assets
Current assets:
    Cash and cash equivalents                    $27,888      $2,560
    Accounts receivable, net                       8,478      19,774
    Inventories, net                              12,758      11,602
    Prepaid expenses and other assets                816       1,069
    Net assets held for sale                           -       7,698
    Net assets of discontinued operations              -      42,940
    Total current assets                          49,940      85,643

Property, plant and equipment, net                10,414      10,867
Other assets, net                                    797       1,452
         Total assets                            $61,151     $97,962

Liabilities and Shareholders' Equity
Current liabilities:
    Short-term borrowings and current
maturities of long-term debt                      $7,185     $14,381
    Accounts payable                               4,735      15,435
    Service contract deferred income              10,550      12,924
    Payroll related expenses                       7,549      13,227
    Dividends payable                             14,080           -
    Other current liabilities                     10,905      17,956
Total current liabilities                         55,004      73,923

Long-term debt                                     6,103       8,527
Other long-term liabilities                       12,116      13,216
         Total liabilities                        73,223      95,666

         Total shareholders' equity
  Common stock, $.025 par value; 9.5
million shares authorized;
      2,815,337 issued as of May 3, 1997              70          70
and 2,803,368 issued
      as of July 31, 1996 (See Note 4)
  Capital in excess of par value                  22,162      36,242
  Accumulated earnings (deficit)                (34,304)    (34,234)
  Cumulative translation adjustment                    -         218
  Total shareholders' equity                    (12,072)       2,296

Total liabilities and shareholders' equity       $61,151     $97,962

The Notes to Consolidated Financial Statements are an integral part of these financial statements.


                          MULTIGRAPHICS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Dollars in thousands, except per share amounts)

                                          Nine Months Ended
                                         May 3,       April 27,
                                          1997          1996
Cash Flows from Operating
Activities:
Net income (loss)                           $(70)     $(11,170)
Adjustments to reconcile net income to
cash flow from operating activities:
  Depreciation of property,
plant and equipment                         1,401           969
  Amortization and writedown
of other assets                                 -           326
  Discontinued
operations                                      -            48
  Change in assets and liabilities:
   Accounts receivable, net                11,296         4,424
Inventory,net                             (1,156)         2,494
Prepaid expenses and other assets             908         (346)
   Accounts payable                      (10,700)         2,882
   Accrued liabilities                   (11,703)         (809)
   Other current liabilities              (3,400)       (4,692)
   Other, net                               (827)       (2,906)
Cash flow from operating activities      (14,251)       (8,780)

Cash Flows from Investing Activities:
  Capital expenditures                     (1,579)       (8,369)
  Proceeds from disposition of PP&E            140         6,938
  Net proceeds from divested operations     50,638             -
  Discontinued operations                        -       (1,099)
Cash flow from investing activities         49,199       (2,530)

Cash Flows from Financing Activities:
  Net borrowings (payments)
under revolving credit facilities          (5,430)        10,087
Payments of Bankruptcy Claims              (3,149)       (3,802)
Borrowings under capital lease and
other arrangements                              -         3,542
 Payments under capital lease arrangements (1,041)         (187)
 Discontinued operations                         -       (5,428)
Cash flow from financing activities        (9,620)         4,212

Increase (decrease)in cash and
  cash equivalents                          25,328       (7,098)
Cash and cash equivalents at beginning
of period                                   2,560        12,563
Cash and cash equivalents at
end of period                             $27,888        $5,465

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          MULTIGRAPHICS, INC.
              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)

Note 1 - Basis of Presentation

The Condensed Consolidated Financial Statements included here have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a recurring nature, necessary for fair presentation. Certain prior year amounts have been reclassified to conform with the current year presentation. The accompanying Condensed Consolidated Financial Statements and the related notes should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company's Annual Report on Form 10
- K for the year ended July 31, 1996, as amended.

Note 2 - Discontinued Operations

The results of operations, net of taxes, and the net assets of Sheridan Systems and the divested Multigraphics - International operations are presented in the consolidated financial statements as discontinued operations.

The results of the discontinued operations are not necessarily indicative of the results of operations which may have been obtained had the continuing and discontinued operations been operating independently.

Note 3 - Borrowing Arrangements

The Company's short and long-term borrowings are comprised of the following:
                                  May 3, 1997      July 31, 1996

   Revolving Credit Facility         $-                 $5,430
   General Unsecured Claims &
   Priority Tax Claims               10,646             13,795
   Capital Leases                     2,642              3,683
         Total                      $13,288            $22,908

Classified in the Consolidated Balance Sheet
as follows:
   Short-term                        $7,185            $14,381
   Long-term                          6,103              8,527
   Total                            $13,288            $22,908

In May, 1997 the Company entered into a $10,000 three year secured Revolving Credit Facility (subject to borrowing base limitations) with Foothill Capital Corporation. The Revolving Credit Facility includes a $5,000 sub-facility for the issuance of letters of credit. As of May 31, 1997 the calculated borrowing base was approximately $7,000. As security for utilization of the Revolving Credit Facility, the Company granted a security interest and general lien upon all of its assets. Interest generally will be charged at a spread of 1% above the reference (i.e. prime) rate of Foothill and can be reduced in 1/2% increments in each of the next two fiscal years if certain performance measures are achieved. As of May 31, 1997 the reference rate was 8.5%. Letter of credit fees are 1.5% per annum plus issuance costs and processing fees. The agreement contains restrictive covenants limiting capital expenditures, restricting the payment of dividends and other payments and providing for quarterly measures of working capital and net worth, among other things.

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

In August, 1996 the Company completed the sale of substantially all of the assets and liabilities of the Sheridan Systems division for gross proceeds of $50,100. The proceeds of the sale were used in part to pay off all outstanding borrowings on the Revolving Credit Facility which expired in October, 1996 and to cash collateralize outstanding letters of credit. At May 3, 1997, the Company had restricted cash on deposit of $2,300 to cover outstanding letters of credit issued by Bankers Trust Company. The Company is operating its business with existing cash reserves and liquidity provided by the new Foothill Revolving Credit Facility which are sufficient to finance current operations.

On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (Plan). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims has been imputed at 9% per annum.
At May 3, 1997 the Company had $1,347 of restricted cash which pertains to the settlement of disputed claims in accordance with the Plan.



Note 4- Capital Structure

On May 1, 1997 the Board of Directors declared a dividend of $2.00 per common share, payable to holders of record as of May 13, 1997. The dividend of approximately $14,080 was disbursed May 27, 1997.

On May 28, 1997 the Company's shareholders approved amendments to the Company's Second Restated Certificate of Incorporation (1) decreasing the authorized number of shares of capital stock from 50,000,000 shares to 10,000,000 shares with 9,500,000 shares being reserved for issuance as Common Stock and 500,000 shares being reserved for issuance as Preferred Stock, (2) changing the name of the Company to Multigraphics, Inc and (3) effecting a 1 for 2 / reverse stock split thereby decreasing the number of issued and outstanding shares of the Company's Common Stock to 2,815,337, without giving effect to elimination of fractional shares, and increasing the par value of each Common share from $.01 to $.025 per share. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split and change in par value.

Restated for the reverse stock split and the payment of the $2.00 per share dividend, as of May 3, 1997, the Company's 1994 Long Term Incentive Plan provides for the issuance of 560,000 shares of Common Stock. Options to purchase the Common Stock are awarded at a price not less than 100% of the market price on the date of the grant, become exercisable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. As of May 3, 1997, options to purchase 114,500 shares would have been outstanding at option prices ranging from $3.1713 to $8.6603. The Company has not issued any Preferred Stock. The Common Stock is not subject to conversion or redemption and when issued is fully paid and non-assessable and has no premptive rights. The Company's warrants that were issued in accordance with the Plan expired unexercised.

Note 5 - Commitments and Contingencies

The Company received creditor claims during its bankruptcy proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. As of May 3, 1997 disputed claims amounted to $20,900. During the first nine months the Company expunged or settled approximately $10,400 in disputed claims for amounts within previously established reserves. The disputed claims are primarily comprised of environmental and product liability claims. The Company has been notified of various environmental matters in connection with certain current or former Company locations in Illinois, Ohio, Indiana, Pennsylvania, and Rhode Island. The Company is also involved in various other administrative and legal proceedings incidental to its business, including product liability and general liability lawsuits against which the Company is partially insured. The disputed claims are in many cases in excess of recorded reserves. At the present time, it is management's opinion, based on information available to the Company and management's experience in such matters, that the resolution of these legal proceedings is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Note 6 - Components of Certain Balance Sheet Accounts

The components of certain balance sheet accounts are as

                                       May 3, 1997      July 31, 1996

Accounts receivable:
     Accounts receivable                   $8,948           $20,596
     Allowance for doubtful accounts        (470)             (822)
          Total accounts receivable, net   $8,478           $19,774

Inventories:
     Raw materials                           $100            $1,407
     Work-in-process                          176             2,959
     Finished goods                        12,482             7,236
          Total inventories, net          $12,758           $11,602

Inventories and cost of goods sold reported in the interim financial statements are based, in part, on accounting estimates relating to inventory obsolescence and differences resulting from periodic and physical inventories.

Accumulated depreciation deducted from property, plant and equipment was $6,632 at May 3, 1997 and $5,399 at July 31, 1996.

Note 7 - Unusual Items, Net

On September 20, 1996 the Company completed the sale of its 2,148,000 shares of AM Japan Co., Ltd. (" AM Japan") and the Company received
proceeds of approximately $10,600, net of certain costs.   At July 31,
1996, the Company's investment in AM Japan amounted to $7,698 and was reflected as "Net assets held for sal"' in the Consolidated Balance Sheet. This amount consisted primarily of receivables, inventory, property and equipment, intangible assets, net of accounts payable and accrued liabilities. A gain of approximately $2,600 was recorded by the Company in the quarter ended November 2, 1996 after providing for expenses related to the sale.

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

Note 8 - Significant Events

On October 29, 1996 the Company entered into a definitive Merger Purchase Agreement with a corporation newly formed by affiliates of Pacholder Associates, a Cincinnati-based provider of investment management, financial advisory and investment banking services to institutional clients. The agreement provided for the merger of a subsidiary of the purchaser with and into the Company pursuant to which the current shareholders of the Company would receive $5.00 per common share and the Company would become a wholly-owned subsidiary of the purchaser. On March 3, 1997 the Company announced that its Board of Directors and the corporation formed by affiliates of Pacholder Associates, Inc. to acquire the Company had not reached agreement on amending the merger agreement to reduce consideration the Company's shareholders would receive in connection with the proposed transaction.
Since the corporation formed by Pacholder Associates, Inc. had expressed its unwillingness to move toward closing on the basis of the $5.00 per share price specified in the Merger Agreement, the Company delivered a notice of breach to the purchaser. The Merger Agreement was terminated on May 1, 1997.

On May 1, 1997 the Board of Directors declared a dividend of $2.00 per common share, payable to holders of record as of May 13, 1997. The dividend of approximately $14,080 was disbursed on May 27, 1997.

On May 28, 1997 the shareholders approved proposals to reduce the authorized number of all classes of capital stock from 50,000,000 to 10,000,000 shares, and effect a 1 for 2 / reverse stock split thereby reducing the number of outstanding shares of Common Stock, and increasing the par value from $.01 to $.025 per share.

                          MULTIGRAPHICS, INC.
                            QUARTERLY REPORT
                              May 3, 1997

Management's Discussion and Analysis

The discussion of the results of continuing operations and financial condition presented below should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended July 31, 1996. On May 28, 1997 the Company's shareholders approved amendments to the Company's Second Restated Certificate of Incorporation (1) decreasing the authorized number of shares of capital stock from 50,000,000 shares to 10,000,000 shares with 9,500,000 shares being reserved for issuance as Common Stock and 500,000 shares being reserved for issuance as Preferred Stock, (2) changing the name of the Company to Multigraphics, Inc and
(3) effecting a 1 for 2 / reverse stock split thereby decreasing the number of issued and outstanding shares of the Company's Common Stock to 2,815,337, without giving effect to elimination of fractional shares, and increasing the par value of each Common share from $.01 to $.025 per share. All references in this Management's Discussion and Analysis and the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split and change in par value. The results of operations, net of taxes, and the net assets of Sheridan Systems and the divested Multigraphics - International operation are presented in the consolidated financial statements as discontinued operations.

As previously reported, the Company has, over the past several years, formulated and executed various restructuring plans in order to improve operating results. These plans have included the exit from certain unprofitable foreign subsidiaries, the divestitures of non-core product lines, the exit from manufacturing operations at Multigraphics and the implementation of strategic investments in new products and capabilities. Included in the continuing operations are results of the two remaining foreign subsidiaries; however, the Company sold its interest in AM Japan Co., Ltd. in September, 1996, and on October 17, 1996, the Company's Canadian subsidiary filed a voluntary assignment in bankruptcy.

Consolidated Results of Operations

Continuing Operations:
                         Quarter Ended           Nine MonthsEnded
($ in millions)         May 3,   April 27,      May 3,   April 27,
                         1997       1996         1997       1996
Revenues                 $20.9      $44.3        $69.3     $128.2
Gross margin               6.3       11.3         19.1       31.6
Gross margin %           30.1%      25.5%        27.5%      24.7%
Operating expenses         5.8        8.1         20.3       34.2
Unusual items              0.0        0.0        (2.1)        0.0
(income)
Operating income           0.5        3.2          0.9      (2.6)
(loss)
Non-operating              0.2        0.7          1.0        2.7
expense, net
Net income (loss)         $0.3       $2.5       $(0.1)     $(5.3)

Third Quarter

The net income from continuing operations for the quarter ended May 3, 1997 of $0.3 million ($0.10 per common share) increased by $0.6 million, as compared with the comparable prior year period after adjusting for $2.8 million of non-recurring favorable adjustments included in the prior year net income of $2.5 million ($0.89 per common share) which resulted from the resolution of legal disputes.

Revenues for the third quarter of $20.9 million were $23.4 million lower than the prior year comparable period. Revenues from subsidiaries in Japan and Canada, which the Company divested in the first quarter, contributed $10.8 million to the prior year quarter. Third quarter revenues from discontinued press and post-press machine product lines were $7.1 million below the comparable prior year period. Market demand, particularly in the in-plant market segment, for the Company's press products has experienced long term decline due in part to inroads from competing printing technologies. As a result, the installed base of the Company's press equipment has declined which has led to decreased sales of supplies and services. In 1995, the Company initiated efforts to transition out of manufacturing, and become a distributor of equipment, supplies and services to the graphics arts markets. In November 1996, the Company completed the build out of offset duplicator presses and the sell off of manufactured press inventories is expected to be substantially completed in the current fiscal year.

In order to better focus its efforts on the continuing core distribution and service businesses, the Company and one of its suppliers (Xeikon N.V.) mutually agreed in December, 1996 to terminate a distribution agreement which had been in effect since 1993. Revenues from that product line were nil in the current quarter, and $1.4 million year to date, as compared to $2.3 million and $5.3 million in the prior year quarter and first nine months, respectively.

Gross margin of $6.3 million for the quarter was $5.0 million lower than the comparable prior year period. The divested foreign operations accounted for $2.5 million of the decline and the discontinued press and post-press product lines accounted for most of the balance of the decrease. Gross margin percentage for the quarter was 30.1% as compared to 25.5% for the comparable prior year period. The improvement of 4.6% was primarily due to the discontinuance of lower margin machines.

Operating expenses in the third quarter of $5.8 million were $5.2 million lower than the prior year period (when the prior year is adjusted for the $2.8 million favorable impact from the resolution of legal disputes). The decrease in expenses was primarily the result of cost reduction actions taken by the Company which lowered headcount, facility and other selling, general and administrative costs. The divestitures of operations in Canada and Japan accounted for $2.6 million of the decrease.


Nine Months

The net loss before discontinued operations for the nine months ended May 3, 1997 of $0.1 million ($0.02 per common share) improved by $5.2 million, as compared with a net loss of $5.3 million ($1.89 per common share) for the comparable prior year period. As previously described, the prior year comparable period was favorably impacted by $2.8 million ($0.98 per common share) resultant from the favorable resolution of legal disputes.

Revenues for the first nine months of $69.3 million were $58.9 million below the corresponding prior year period. Cumulative revenues from the subsidiaries in Japan and Canada, which the Company divested in the first quarter, were $2.2 million as compared to $29.4 million in the prior year. Revenues from discontinued manufactured press and post-press machine product lines declined $19.7 million from the prior year period, while revenues from the exited Xeikon product line were $4.0 million lower than the prior year. The balance of the decline was attributable to decreases in the installed base of duplicators, primarily in the in-plant market segment due primarily to inroads by competing technologies and competition.

Gross margin of $19.1 million for the first nine months was $12.5 million lower than the comparable prior year period. The divested foreign operations accounted for $6.5 million of the decline and the balance of the decrease in margin was largely due to lower revenue levels, particularly in discontinued press and post-press product lines. The gross margin percentage for the first nine months was 27.5% as compared to 24.7% for the comparable prior year period. The improvement of 2.8% was primarily due to the discontinuance of lower margin machines.

Selling, general and administrative expenses of $20.3 million decreased $16.7 million as compared to the prior year period (when the prior year is adjusted to remove the $2.8 million favorable impact from the resolution of legal disputes). The decrease has resulted from headcount reductions and other measures to reduce operating costs in response to lower revenue levels. Cumulative operating expenses from the divested subsidiaries in Japan and Canada were $0.8 million in the current year as compared to $8.1 million for the comparable prior year period.

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

Non-operating expenses are primarily net interest, and decreased $1.7 million from the prior year largely due to increased interest income on investment of the proceeds from divestitures received in the first quarter ended November 2, 1996.
Liquidity and Capital Resources
(nine months ended May 3, 1997 and April 27, 1996)

     The Company's total cash and cash equivalents were $27.9 million as of May 3, 1997, with an increase of $25.3 million from the $2.6 million balance on July 31, 1996. In addition to the increase in cash balances, net borrowings and other debt was reduced by $9.6 million during the first nine months of the current year.

     Operating Activities. In the nine months ended May 3, 1997 the Company had a cash outflow from operating activities of $14.3 million as compared with a cash outflow of $8.8 million in the comparable period ended April 27, 1996. The net loss was $0.1 million as compared with a net loss of $11.2 million in the comparable prior year period.

     Accounts receivable decreased $11.3 million in the first nine months of 1997 and $4.4 million in the first nine months of 1996 as a result of the collection of comparatively higher outstanding balances which typically exist at the Company's July 31 year end and for the first nine months of 1997 the decrease also resulted from the elimination of revenues related to the phase-out of the Company's manufactured machines and generally improved collection rates.
Inventory increased $1.2 million in 1997 primarily as the result of increases in supply and service parts stock levels to improve availability. In the first nine months of 1996, inventories decreased by $2.5 million primarily as the result of decreases in digital equipment. In the first nine months of 1997, accounts payable decreased $10.7 million from a paydown of past due payables which used the proceeds from the divestitures of Sheridan Systems and AM Japan. In addition, other current liabilities declined $15.1 million (exclusive of a $14.1 million liability to record the declaration of the Company's $2.00 per share dividend) primarily for restructuring payments which included severance, accrued vacation and a settlement of a lease obligation related to a divested foreign subsidiary. In 1996 accounts payable increased $2.9 million during the first nine months due to extending payment terms with vendors.

Investing Activities. Capital expenditures of $1.6 million in the first nine months of 1997 were primarily to upgrade systems and equipment and $8.4 million in 1996 were primarily to acquire new facilities and upgrade systems equipment. In 1996, proceeds from the disposition of fixed assets were primarily from the sale of the Company's Mount Prospect facility. The Company has committed to capital expenditures related to increased system capabilities which will be financed primarily utilizing a combination of cash balances and third party leases. The Company received net proceeds from the divestitures of Sheridan Systems and AM Japan which totaled $50.6 million during the first nine months of 1997.

     Financing Activities. In the first quarter of 1997 the Company repaid outstanding borrowings under its Revolving Credit Agreement of $5.4 million with proceeds from the divestitures. Payments of general unsecured claims and priority tax claims were $3.1 million in the first nine months of 1997 and $3.8 million in the first nine months of 1996 in accord with scheduled Plan payments. In 1997, the Company paid $1.0 million for capital lease obligations. In 1996, Discontinued Operations had a reduction in long-term debt and capital lease obligations of $5.4 million which resulted primarily from repayments made with the proceeds from divestitures of non-core product lines.

In May 1997, the Company paid special dividends of $14,080 and entered into a $10 million three year secured Revolving Credit Facility (subject to borrowing base limitations) with Foothill Capital Corporation. The Company's revolving credit facility with BT Commercial Corporation and LaSalle National Bank expired October 12, 1996. The Company believes that its existing cash reserves and the liquidity provided by the new Foothill Revolving Credit Facility are sufficient to finance current operations for the forseeable future.

                      PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

On May 28, 1997, Registrant held its Annual Meeting of Stockholders for the fiscal year ended July 31, 1996.

     Registrant's stockholders elected five members of the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The Board of Directors now consists of Robert E. Anderson, III, Jeffrey D. Benjamin, Robert N. Dangremond, Jeff M. Moore, and Thomas D. Rooney.

     Registrant's stockholders also approved an amendment to the Registrant's Second Restated Certificate of Incorporation to Change the name of the Registrant from "AM International, Inc." to " Multigraphics, Inc." The vote total was 6,768,306 votes "for", 2,457 votes "against", and 5,827 votes to "abstain".

     Registrant's stockholders also approved an amendment to the Registrant's Second Restated Certificate of Incorporation to reduce the authorized number of shares of all classes of capital stock the Company shall have the authority to issue from fifty million (50,000,000) to ten million (10,000,000). The vote total was 6,601,870 votes "for", 169,597 votes "against", and 5,123 votes to "abstain".

     Registrant's stockholders also approved an amendment to the Registrant's Second Restated Certificate of Incorporation to effect a 1 for 2-1/2 share reverse stock split of the issued and outstanding shares of the Registrant's Common Stock. The vote total was 6,600,526 votes "for", 170,877 votes "against", and 5,187 votes to "abstain".

     Registrant's stockholders also ratified the appointment of Arthur Andersen LLP as the Registrant's independent public accountants for the fiscal year ending July 31, 1997. The vote total was 6,767,807 votes "for", 4,164 votes "against", and 4,619 votes to "abstain".

     Registrant filed an amendment to its Second Restated Certificate of Incorporation with the Delaware Secretary of State containing the charter amendments described above on May 28, 1997. The Company is now officially known as Multigraphics, Inc., and is traded on the American Stock Exchange under the ticker symbol "MTI".

Item 6.   Exhibits

          (a)  Exhibits.

            3  Certificate of Incorporation
               (A)  Second Restated Certificate of Incorporation of
          Registrant *

               (B) Certificate of Amendment to the Second Restated Certicate of Incorporation of Registrant

          10   Material Contracts.
               (A) Loan and Security Agreement dated as of May 30, 1997 between Multigraphics, Inc. and Foothill Capital Corporation.

          27   Financial Data Schedule

* Incorporated herein by reference to exhibit of the same number filed with the Registrant's Annual Report for the year ended July 31, 1993, as filed with the Commission on October 29, 1993.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Multigraphics, Inc.


Date:     June  16, 1997  /s/ Gregory T. Knipp
                         Gregory T. Knipp
                         Vice President and Chief Financial Officer