Form 10-K
period 1997-07-31
MULTIGRAPHICS INC
filed 1997-10-22
CIK 2310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 1997
                          Commission File Number 1-683

                              MULTIGRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           34-0054940
 (State of Incorporation)                               (I.R.S. Employer
   431 LAKEVIEW COURT                                   Identification No.)
   MT. PROSPECT, ILLINOIS  60056
(Address of principal executive offices)  (Zip Code)


      Registrant's telephone number, including area code:  (847) 375-1700



Securities registered pursuant to Section 12(b) of the Act:

                                                                        Name of each exchange on
Title of each class                                                     which registered
-------------------                                                     ----------------
Common Stock, $0.025 par value                                          American Stock Exchange


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

                                Yes   X      No
                                    -----

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                The aggregate market value of voting stock held by nonaffiliates of the Registrant as of October 7, 1997:

                          Common Stock, $0.025 par value: $1,932,430

                Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Yes   X      No
                                   -----

                Indicate the number of shares outstanding of the Registrant's classes of common stock as of October 7, 1997:

                2,812,952 shares of Registrant's common stock, par value $0.025 per share.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Stockholders for fiscal year ended July 31, 1997 (the "1997 Annual Report") are incorporated by reference into Parts I, II and IV of this report. Portions of Registrant's definitive proxy statement for Registrant's Annual Meeting of Stockholders to be held on November 21, 1997 (the "1997 Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

(a)  General Development of Business and Recent Events

     1. Introduction.

        Multigraphics, Inc. is incorporated in Delaware. As used herein, "Registrant" or the "Company" means Multigraphics, Inc., and its subsidiaries, unless the context indicates the contrary.

        Registrant is a distributor of equipment, supplies and service to the U.S. graphic arts industry. In the last twenty-four months, as previously reported, Registrant has divested its Sheridan Systems and AM Multigraphics - International business segments. On May 28, 1997, Registrant's stockholders approved a change in corporate name from "AM International, Inc." to "Multigraphics, Inc." to reflect the name known to customers of Registrant's sole remaining business segment, and to reflect the fact that the Company has exited its international operations.

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

        The disposition of the AM Multigraphics - International business segment has taken place in stages, as Registrant has divested its unprofitable foreign subsidiaries as well as its 67% interest in AM Japan Co., Ltd. In February, 1996, Registrant's AM International UK Limited subsidiary in England entered into an Administration Proceeding, which resulted in the sale of certain portions of that business. In March, 1996, Registrant sold its Netherlands holding company, including its subsidiaries in the Netherlands, France and Belgium, to a local management buyout team. In September, 1996, Registrant sold its interest in AM Japan Co., Ltd., and on October 17, 1996, Registrant's Canadian subsidiary initiated bankruptcy proceedings.

        All financial information has been restated to reflect the Sheridan Systems and the AM Multigraphics - International operations as discontinued operations. Registrant is a distributor of an extensive range of equipment, supplies and services to the graphic arts industry, having recently completed the exit from the manufacture of equipment. The majority of Registrant's equipment, systems and supplies are sold under the Multigraphics(R) brand name. To complement and expand its product lines, Registrant purchases additional products from outside suppliers, which are sold either under Registrant's or the producing company's trade names.

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

        On August 26, 1993, a hearing was held by the Bankruptcy Court to consider approval of a Disclosure Statement to be distributed to creditors and shareholders of Registrant. After that hearing, and by Order of the Bankruptcy Court dated August 26, 1993, the Second Amended Disclosure Statement (hereinafter the "Disclosure Statement") was approved. Further information on the First Amended Plan of Reorganization as amended by Amendment No. 1 thereto (as so amended the "Reorganization Plan") and the disclosures made in connection therewith, is available in the Disclosure Statement and the Reorganization Plan incorporated herein by reference to Exhibits 28 and 10(A), respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, File No. 1-683.

        On September 29, 1993, Registrant's Reorganization Plan was confirmed by the Bankruptcy Court. In general, the Reorganization Plan provided for distribution of approximately 7,000,000 shares of new Common Stock ("Common Stock"), of which 97% was distributed to former holders of Registrant's 12% Senior Subordinated Debentures, 2% to former holders of Registrant's $2.00 Convertible Exchangeable Preferred Stock ("Old Preferred Stock") and 1% to former holders of Registrant's Common Stock ("Old Common Stock"). The Reorganization Plan also provided for distribution of 1,095,000 Warrants to Purchase Common Stock ("Warrants") to former holders of Old Preferred Stock.
The Warrants permitted the holder to purchase an aggregate of 1,095,000 shares of Common Stock until October 15, 1996 at an exercise price of $18.00 per share, but have now expired and are of no further effect. Under the Reorganization Plan, general unsecured creditors are to be paid in full over a period of five years with interest at 5% per annum unless they elected to be paid in full under the convenience class (claims under $2,000) or unless they elected before September 29, 1993 to receive Common Stock in lieu of cash.

        The Reorganization Plan became effective on October 13, 1993 (the "Effective Date"). On the Effective Date, all Old Preferred Stock, Old Common Stock, Old Warrants to Purchase Common Stock and Old Preferred Stock Purchase Rights attached to the Old Common Stock were canceled and became of no further force and effect except as evidence of the holder's entitlement to a distribution under the Reorganization Plan. All exchange rights associated with the Old Preferred Stock and Old Common Stock expired on October 13, 1995. For information relating to shares of Common Stock outstanding and shares of Common Stock held for exchange as described above, see Note 4 of the "Notes to Consolidated Financial Statements" incorporated by reference into Item 8 hereof. Also on the Effective Date the former directors of Registrant were replaced.

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

     4. Corporate Structure of Registrant.

        Registrant, Multigraphics, Inc., was originally incorporated in Delaware in 1924 as Addressograph Securities Corporation. Registrant has had several name changes, one of which was Addressograph-Multigraph Corporation for the period May 6, 1931 to January 2, 1979. Registrant's subsidiary, Addressograph-Multigraph Corporation ("AMC") was originally incorporated in Delaware in August 1972 as AM International, Inc. and changed its name to Addressograph-Multigraph Corporation on January 2, 1979. Until October 13, 1993, AMC was a wholly owned subsidiary of Registrant and was a holding company for certain foreign subsidiaries. Pursuant to the Plan, AMC was merged with and into Registrant on October 13, 1993. As noted above, Registrant changed its name from "AM International, Inc." to "Multigraphics, Inc." on May 28,
1997.

(b)  Financial Information About Industry Segments.

        The information in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 to the "Notes to Consolidated Financial Statements" under the section entitled "Geographic Segments" contained in the 1997 Annual Report are incorporated herein by reference.

(c)  Narrative Description of Business.

        Registrant is a distributor of equipment, supplies and services to the graphic arts industry, and has exited the engineering and manufacturing of offset duplicating equipment and supplies to focus exclusively on one businesses segment, distributing equipment and supplies, and providing parts and service, to in-plant, franchise, and commercial printers. In the last twenty-four months, Registrant has divested its Sheridan Systems and AM Multigraphics - International business units in previously reported transactions. In December of 1996, Registrant and Xeikon, N.V. entered into an agreement, as previously reported, pursuant to which the parties agreed not to renew the distribution agreement under which the Registrant distributed and serviced Xeikon digital color presses in North America.

        Registrant currently has approximately 650 employees in the United States and is headquartered in Mount Prospect, Illinois where, historically, it has manufactured and distributed a broad product line of equipment and supplies and provided services for the graphics arts industry through its own direct sales and service organizations. The Company's products traditionally have included small offset printing equipment, automated copy/duplicating systems, pre and post press products and supplies.

        Presently, the Company has completed its exit from the engineering and manufacturing of offset duplicating equipment to focus entirely on distribution of equipment, supplies and services to the graphic arts industry. The Company primarily serves in-plant printers and small to medium sized commercial printers. Declining market demand for the Registrant's traditional offset duplicator products, due to inroads by alternative technologies, resulted in the re-evaluation of its traditional strategy and the decision to exit manufacturing and focus upon the distribution of supplies, services and equipment. The Company has licensed the rights to manufacture certain of its offset duplicator products to Amergraph Corporation in Sparta, New Jersey, and other products in other regions of the world, and therefore has available to it and its customers a continuing supply of offset duplicator products.

     The supplies and equipment category consists of consumable products used in the production of printed materials such as films, inks, plates, rubber rollers, cleaning solutions and cotton pads, as well as equipment products such as digital platesetters, presses, folders and cutters. The Registrant tracks various categories of these products, none of which accounts for more than 10% of its revenues. Similarly, no single supplier accounts for more than 10% of Registrant's revenues.

     The service and parts category provides service to over 250 models of printing equipment installed in in-plant and small to medium sized commercial print shops. The Company has 365 service representatives.

     The following table sets forth the breakdown of revenues among machines, supplies and services in the United States, Canada and Japan for fiscal 1997, 1996 and 1995:



                                         1997     1996     1995
UNITED STATES
     Machines                          $ 9,407  $ 39,598  $ 50,829
     Supplies                           34,440    40,921    43,578
     Services                           42,618    47,511    52,748
                                       -------  --------  --------
                                        86,465  $128,030   147,155
                                       -------  --------  --------
CANADA
     Machines                              220     4,352     3,849
     Supplies                              363     2,312     2,842
     Services                              462     3,287     3,594
                                       -------  --------  --------
                                         1,045     9,951    10,285
                                       -------  --------  --------
JAPAN
     Machines                              292    13,574    15,928
     Supplies                              552    11,361    12,383
     Services                              307     5,136     5,734
                                       -------  --------  --------
                                         1,151    30,071    34,045
                                       -------  --------  --------
TOTAL                                   88,661   168,052   191,485
                                       -------  --------  --------

     Registrant also manages a network of approximately 46 independent dealers selling in approximately 44 countries.

        The principal customers of Registrant include in-plant print shops, franchised and independent quick print shops, small to medium sized commercial printers and governmental and educational institutions. Registrant has approximately 20,000 customers. No customer accounts for more than 10% of Registrant's revenues.

     5. Competition and Competitive Conditions.

        The Company operates in a highly competitive market in which price, delivery and customer service are key factors. The Registrant's customers are in-plant, quick print and small to medium size commercial printers, and governmental and educational institutions. The market for small offset duplicator presses, the traditional proprietary equipment of the Company, is mature and continues to face competition from alternative technologies. Because the installed base of offset duplicator presses has historically provided a primary market for many of Registrant's services and supplies, the Company is increasingly reliant on its general distribution capabilities in continuing to serve its market segments. Gross margins may decrease as the Company seeks to add product lines through distribution agreements, joint ventures and affiliations with third parties, and acquisitions. To offset the lower margins the Company has invested in information systems and has undertaken other reorganization measures to increase efficiency and lower expenses.

     The competitive market is also one of heavy regional competition, but a consolidation of dealers and distributors is occurring, which results in a consolidation of buying power and distribution cost efficiencies. The Registrant's investments in information systems, distribution outlets and other capabilities enable it to both expand its business opportunities with existing customers, and add volume through acquisitions. Registrant believes that its renewed focus on its traditional customers, the expansion of its product line, and its strategy to make acquisitions in the graphic arts industry provide a sound basis for growth.

     6. Cyclical Nature of Business and Liquidity.

        The revenues of Registrant are dependent upon trends in the printing industry, which are a function of (among other factors) overall economic factors and advertising expenditures. Registrant's backlog is less than 5% of annual revenues and is not a material factor in the conduct of the business. Registrant believes that substantially all of this backlog will be shipped during the 1998 fiscal year.

        Certain customers of the Company require long-term financing for purchases of equipment distributed by the Company. Registrant cooperates with various independent finance and leasing companies to provide such financing. These agreements are sometimes on a partial recourse basis with remarketing arrangements on a non-discretionary, non-priority basis. Registrant has sold identified pools of lease receivables and pools of rental equipment to financial institutions on a limited recourse basis. The existence of such financing is not, however, significant to Registrant's operations each taken as a whole.

      7.   Research and Development; Patents and Trademarks.

           There were no expenditures by Registrant for research and development in fiscal 1997, $0.4 million in 1996, and $0.7 million in 1995. Registrant's research, development and engineering expenditures ceased when the Company exited manufacturing of products. Previous years' expenditures were made primarily to maintain competitive product offerings.

           Registrant owns or is licensed under various patents and trademarks. Registrant does not believe that its business as a whole is materially dependent on any one patent or trademark or group of patents or trademarks.


ITEM 2.  PROPERTIES

           Registrant's principal executive offices are located in Mt. Prospect, Illinois. Registrant moved its corporate headquarters from Rosemont, Illinois to its current headquarters in September, 1996, following the disposition of Registrant's Sheridan Systems division.

           In 1994 and 1995, Registrant undertook the relocation of its AM Multigraphics operations from its 700,000 square foot manufacturing and office facility in Mt. Prospect to newer, more cost efficient facilities. The project consisted of three parts: (1) relocation of the business offices to a 64,400 square foot facility in Mt. Prospect; (2) relocation of the distribution center to a 79,700 square foot complex in nearby Arlington Heights, Illinois to enhance the unit's distribution capabilities; and, (3) the sale of its former Mount Prospect, Illinois facility for approximately $6.8 million in November, 1995. The Mt. Prospect and Arlington Heights facilities are leased until 2005 and are the Registrant's principal facilities.

            Registrant leases 15 additional distribution, sales and service facilities throughout the United States with total square footage of 81,900. Registrant believes that the properties and equipment included therein are well maintained, in good operating condition and adequate for the current needs of its operations.


ITEM 3.  LEGAL PROCEEDINGS

             Reference is made to Item 1, Section (a) Paragraph 2, for information on Registrant's Bankruptcy Proceedings. The commencement of the Bankruptcy Proceedings resulted in an automatic stay of certain litigation against Registrant pursuant to Section 362 of the Bankruptcy Code as of May 17, 1993. Therefore, with certain exceptions, all legal proceedings against Registrant pending as of May 17, 1993, will be resolved through the bankruptcy process. Although the vast majority of the claims filed in the Bankruptcy Proceedings have been expunged or resolved within the Company's reserves, a few significant disputed claims remain pending in the Bankruptcy Proceeding. Registrant believes the resolution of these legal proceedings and claims will not have a material adverse effect on the business or the financial position of Registrant.

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


ITEM 4.     SUBMISSION OF MATTERS TO A
            VOTE OF SECURITY HOLDERS

            None.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT


           The following is a list of the names and ages, as of October 7, 1997, of all of the executive officers of Registrant and all positions and offices of Registrant held by each person and each such person's occupation or employment on such date and during the preceding five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement.

                                             POSITIONS AND OFFICES HELD AND
                                             PRINCIPAL OCCUPATIONS OR EMPLOYMENT

NAME                    AGE                  DURING THE PAST FIVE YEARS
----                    ---                  --------------------------

Thomas D. Rooney        50                   President and CEO of the Company
                                             since May 28, 1997.  Prior to that
                                             date, Mr. Rooney served as
                                             President of the AM Multigraphics
                                             business unit since August of
                                             1996, and also held the positions
                                             of Vice President of Registrant
                                             since February 1986, Chief
                                             Financial Officer since August
                                             1993, and Controller and Chief
                                             Accounting Officer of Registrant
                                             from September 1989 to August 1993.
                                             From 1986 to 1989, Mr.Rooney was
                                             President of Registrant's former
                                             AM Bruning division, a
                                             manufacturer and distributor of
                                             equipment, supplies and services
                                             for the engineering graphics
                                             market.

Steven R. Andrews       44                   Vice President of Law and
                                             Secretary of Registrant since May
                                             28, 1997.  Prior to that, Mr.
                                             Andrews served as Vice President,
                                             General Counsel and Secretary of
                                             Registrant, since June 1994.  Mr.
                                             Andrews was Vice President,
                                             General Counsel and Secretary of
                                             Amana Refrigeration, Inc., a
                                             manufacturer of major household
                                             appliances, from February 1993 to
                                             June 1994 and Senior Deputy
                                             General Counsel of Registrant from
                                             January 1992 to February 1993.
                                             From 1988 to 1991 Mr. Andrews was
                                             Associate General Counsel and
                                             Assistant Secretary of Tonka
                                             Corporation, an international
                                             manufacturer and marketer of toys
                                             and games.

Mark F. Duchesne        40                   Vice President, Distribution
                                             Operations since May 28, 1997. Mr.
                                             Duchesne joined Multigraphics in
                                             January, 1995 as Vice President of
                                             Marketing and Business Development
                                             and was assigned the
                                             responsibility for distribution
                                             operations in January, 1996.  From
                                             January, 1994 to January, 1995 he
                                             served as Vice President of
                                             Engineering and Customer Service
                                             for Sheridan Systems, Dayton,
                                             Ohio, formerly a sister company of
                                             Multigraphics serving the high end
                                             newspaper and publications market.
                                             From 1987 to 1994 Mr. Duchesne
                                             served as Director of Engineering
                                             and Customer Satisfaction for the
                                             Advanced Imaging

                                        Products Business Unit of AM Graphics
                                        in Dayton, OH.

Gregory T. Knipp        42              Vice President and Chief Financial
                                        Officer since May 27, 1997.  Mr. Knipp
                                        was Treasurer of Registrant from
                                        September, 1995 to May, 1997.  From
                                        1987 to 1994, Mr. Knipp held several
                                        treasury-related management positions
                                        of Registrant, including that of
                                        Assistant Treasurer from 1994 to 1995.
                                        From 1981 to 1987, Mr. Knipp was the
                                        Cash Manager of Woodland Services Co.,
                                        a spin-off company of Masonite
                                        Corporation.  Prior to 1981, Mr. Knipp
                                        was an auditor with Peat Marwick
                                        Mitchell & Co.

Charles T. Richards     53              Vice President, Service Operations
                                        since May 27, 1997. Mr. Richards served
                                        as Vice President of Manufacturing from
                                        September 1994 to April 1996, and then
                                        as Vice President, Service Business
                                        until May, 1997. Prior to 1994, Mr.
                                        Richards held a number of technical and
                                        commercial positions with the Company.
                                        He joined the Company in 1960.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED
         STOCKHOLDER MATTERS


     (a) Market and Other Information

         At the Annual Meeting of Stockholders held on May 28, 1997, Registrant's stockholders approved an amendment to the Second Restated Certificate of Incorporation to change the Registrant's corporate name and to reduce the authorized number of shares of all classes of capital stock the Company shall have the authority to issue from fifty million (50,000,000) to ten million (10,000,000), of which five hundred thousand (500,000) may be
issued as preferred shares.   Registrant's stockholders also approved an
amendment to the Second Restated Certificate of Incorporation to effect a 1 for 2-1\2 share reverse stock split (the "Reverse Stock Split") of the issued and outstanding shares of the Registrant's Common Stock, with an increase of the par value from $0.01 per share to $0.025 per share.

         Following the Reverse Stock Split and the change in Registrant's corporate name, Registrant's new Common Stock, $0.025 par value, commenced trading on the American Stock Exchange on May 29, 1997 under the ticker symbol "MTI."

         Registrant's Plan of Reorganization provided for the amendment and restatement of Registrant's Certificate of Incorporation and Bylaws. The new charter authorized 50 million shares of stock of which 40 million shares were reserved for issuance as new Common Stock and 10 million shares were reserved for issuance as new Preferred Stock. On the Effective Date of the Plan, the Board of Directors authorized the issuance of 7 million shares of new Common Stock, $0.01 par value, to holders of claims and interests as described in Note 4 of "Notes to Consolidated Financial Statements" contained in the 1997 Annual Report and incorporated herein by reference.

         On the Effective Date, Registrant also issued 1,095,000 new Warrants to Purchase Common Stock at an exercise price of $18.00 per share which expired on October 15, 1996, and are of no further effect.

         At the Annual Meeting of Stockholders held on December 8, 1994, Registrant's stockholders approved the 1994 Long-Term Incentive Plan (the "Plan"). In conjunction therewith, an additional aggregate of 1,400,000 Common Stock shares are available pursuant to and in accordance with the terms of the Plan, subject to adjustments as provided in Section 6.7 of the Plan. The shares available under the Plan, as well as all awards thereunder, have been adjusted to 560,000 common shares to reflect the 1 for 2-1/2 share Reverse Stock Split effected on May 28, 1997.

         For information regarding quarterly stock prices for the Common Stock, see Note 13 to the "Notes to Consolidated Financial Statements" in Registrant's 1997 Annual Report, incorporated herein by reference.

     (b) Holders

         At October 7, 1997, Registrant had approximately 500 stockholders of record.

     (c) Dividends

         On May 27, 1997, Registrant paid a special dividend of $2.00 per share to holders of record on May 13, 1997. Prior to that time, Registrant had not paid cash dividends on its Common Stock since August 15, 1981. Registrant's current Loan and Security Agreement restricts the payment of dividends. See
Note 3 to the "Notes to Consolidated Financial Statements" in Registrant's 1997 Annual Report, incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The information in the section entitled "Five Year Financial Summary" contained in the 1997 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1997 Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The "Consolidated Financial Statements", including the Notes thereto and the Report of Arthur Andersen LLP, included in the 1997 Annual Report are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the information with respect to the Directors of the Registrant which is set forth in the section entitled "Election of Directors" of the 1997 Proxy Statement. Except for the paragraphs relating to the remuneration of directors, this section is incorporated herein by reference.

         For information regarding Executive Officers of Registrant, see Item 4(A) of this Report which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         See the information set forth in the sections entitled "Remuneration of Directors" and "Executive Compensation" in the 1997 Proxy Statement. This information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


         See the information set forth in the sections entitled "Principal Stockholders" and "Security Ownership of Directors and Executive Officers" in the 1997 Proxy Statement, which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the section entitled "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement, which is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)(1)    FINANCIAL STATEMENTS.

          The "Consolidated Financial Statements" including the Notes thereto and the Report of Arthur Andersen LLP dated September 19, 1997 included in the 1997 Annual Report are incorporated herein by reference.

(a)(2)    FINANCIAL STATEMENT SCHEDULE.

          The financial statement schedule listed below should be read in conjunction with Registrant's "Consolidated Financial Statements" including the Notes thereto incorporated herein by reference from the 1997 Annual Report. Schedules not listed here have been omitted because they are not applicable or they are immaterial or the required information is included in Registrant's "Consolidated Financial Statements" including the Notes thereto.


                                               Schedule                                 Page
                                                  No.                                    No.
                                               --------                                 -----

          Valuation and
          Qualifying Accounts                     II                                     17

(a)(3)    EXHIBITS.
          ---------

          Reference is made to the separate exhibit index contained on page 19 hereof.

(b)       REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 20, 1997

                                           MULTIGRAPHICS, INC.
                                             (Registrant)


                                           By  /s/Thomas D. Rooney
                                               -------------------
                         Thomas D. Rooney, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 20, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


                 Signature                   Title
                 ---------                   -----



         /s/Jeff M. Moore                    Chairman of the Board and Director
         ----------------
         Jeff M. Moore


         /s/Thomas D. Rooney                 President, Chief Executive Officer
         -------------------                 and Director
         Thomas D. Rooney

         /s/Gregory T. Knipp                 Chief Financial Officer (principal
         -------------------                 accounting & financial officer)
         Gregory T. Knipp

         /s/Robert E. Anderson III           Director
         -------------------------
         Robert E. Anderson III

         /s/Jeffrey D. Benjamin              Director
         ----------------------
         Jeffrey D. Benjamin


         /s/Robert N. Dangremond             Director
         -----------------------
         Robert N. Dangremond

                                  SCHEDULE II

                              MULTIGRAPHICS, INC.
                        VALUATION & QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED JULY 31, 1997
                             (Dollars in Thousands)



                                                                                  Reserves Deducted in the
                                                                                 Balance Sheet from Assets
                                                                           -------------------------------------
                                                                                    Accounts
                                                                                   Receivable        Inventories
                                                                           -------------------------------------

BALANCE JULY 31, 1994                                                                 1,440                4,581
    Additions Charged to Cost & Expenses                                                337                2,659
    Deductions from Reserves                                                           (465)              (2,582)
                                                                           ----------------          -----------
BALANCE JULY 31, 1995                                                                 1,312                4,658
    Additions Charged to Cost & Expenses                                                193                7,156
    Reclassification to Assets Held for Sale                                           (171)                (270)
    Deductions from Reserves                                                           (512)              (2,890)
                                                                           ----------------          -----------
BALANCE JULY 31, 1996                                                                   822                8,654
    Additions Charged to Cost & Expenses                                                150                  174
    Deductions from Reserves                                                           (637)              (6,328)
                                                                           ----------------          -----------
BALANCE JULY 31, 1997                                                                   335                2,500
                                                                           ================          ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE


To Multigraphics, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Multigraphics, Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 19, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Part IV, Item 14(a)(2) is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              ARTHUR ANDERSEN LLP

Chicago, Illinois,
October 20, 1997

                                 EXHIBIT INDEX

No.     Description


3       Certificate of Incorporation and By-laws
        (A)  Second Restated Certificate of Incorporation of Registrant.*
        (B)  By-laws of Registrant effective as of October 13, 1993.*
        (C) Certificate of Amendment to the Second Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(B) to Registrant's Report on Form 10-Q filed with the Commission on May 3, 1997.
        (D)  Amendment to Bylaws Of Registrant effective as of May 27, 1997.

10      Material Contracts
        (A) AM International, Inc. 401(k) Employees' Savings and Investment Plan, Amendment 1995-1.* **
        (B) AM International, Inc. Executive Incentive Compensation Plan Fiscal Year 1997.**
        (C)  AM International, Inc. Retirement Accumulation Plan.*  **
        (D) Settlement Agreements between Registrant and Richard J. Bonnie and David A. Roberts, dated January, 1996 and September, 1996, respectively (incorporated by reference to Exhibit 10(D) to Registrant's Annual Report on Form 10-K for the year ended
             July 31, 1996, filed with the Commission on October 29, 1996).**
        (E)  Letter Agreement dated December 8, 1994 between
             Registrant and Jerome D. Brady (incorporated by reference to
             Exhibit 10(A) to Registrant's Report on Form 10-Q filed with the Commission on March 13, 1995).**
        (F) Letter Agreement dated December 8, 1994 between Registrant and Steven R. Andrews (incorporated by reference to Exhibit 10(B) to Registrant's Report on Form 10-Q filed with the Commission on March 13, 1995).**
        (G) Letter Agreement dated January 31, 1995 between Registrant and David A. Roberts (incorporated by reference to Exhibit 10(G) to Registrant's Annual Report on Form 10-K for the year ended
             July 31, 1996, filed with the Commission on October 29, 1996).**
        (H)  Change-In-Control and Termination Benefits Agreements dated
             July 7, 1995 between Registrant and Messrs. Brady, Andrews, Bonnie, Roberts and Rooney (incorporated by reference to Exhibit 10(H) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1995, filed with the Commission on October 26, 1995.**
        (I) AM International, Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(A) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1994, filed with the Commission on October 27, 1994).**
        (J) Engagement Letter dated January 27, 1994 between Registrant and J. Alix & Associates (incorporated by reference to Exhibit 10(K) to Registrant's Annual Report on Form 10-K for the year ended
             July 31, 1994, filed with the Commission on October 27, 1994).**
        (K)  Employment Agreement dated September 19, 1994 between Jerome
             D. Brady and Registrant (incorporated by reference to Exhibit 10(C) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1994, filed with the Commission on October 27,
             1994).**

           (L) AM International, Inc. 401(k) Employees' Savings and Investment Plan (Restated December 17, 1993, effective January 1, 1989) (incorporated by reference to Exhibit 10(F) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1994, filed with the Commission on October 27, 1994).**
           (M)  First Amended Plan of Reorganization, as amended
                September 29, 1993 (incorporated by reference to Exhibit 10(A) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1993, filed with the Commission on October 29,
                1993).**
           (N) Registrant's Amended Plan of Reorganization, as amended July 16, 1984 (incorporated by reference to Exhibit
                4(A) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1984, filed with the Commission on October 26,
                1984).**
           (O)  Amendment 1991-1 to the AM International, Inc.
                Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10(M) to Registrant's Annual Report on
                Form 10-K for the year ended July 31, 1991, filed with the Commission on October 29, 1991).**
           (P)  AM International, Inc. Supplemental Executive
                Retirement Plan (incorporated by reference to Exhibit 10(N) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1987, filed with the Commission on October 28, 1987).**
           (Q)  Retirement Plan for Outside Directors of AM
                International, Inc. (incorporated by reference to Exhibit 10(Q) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1987, filed with the Commission on October 28,
                1987).**
           (R) Amendment to Retirement Plan for Outside Directors of AM International, Inc. (incorporated by reference to Exhibit 10(M) to Registrant's Annual Report on Form
                10-K for the year ended July 31, 1988, filed with the Commission on October 25, 1988).**
           (S)  Letter Agreement dated May 8, 1992 between
                Registrant and Thomas D. Rooney (incorporated by reference to
                Exhibit 10(D) to Registrant's Annual Report on Form
                10-K as for the year ended July 31, 1992, filed with the Commission on October 29, 1992).**
           (T) Letters of Agreement dated as of March 3, 1997 between Registrant and Jerome D. Brady and Steven R. Andrews, respectively.**
           (U)  Letter of Agreement dated April 10, 1997 between
                Registrant and Thomas D. Rooney.**
           (V)  Letter Agreement dated October 29, 1996 between
                Registrant and Thomas D. Rooney, incorporated by reference to
                Exhibit 10.1 of Registrant's Report on Form 10-Q filed with the Commission on December 17, 1996.**
           (W)  Loan and Security Agreement dated as of May 30,
                1997 between Registrant and Foothill Capital Corporation Incorporated by reference to Exhibit 10(A) to Registrant's Report on Form 10-Q filed with the Commission on June 16, 1997.**
           (X)  Amendment to Registrant's 1994 Long Term Incentive
                Plan dated May 1, 1997.**


13         Annual Report to Stockholders for the year ended July 31, 1997.

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