Form 10-Q
period 1997-11-01
MULTIGRAPHICS INC
filed 1997-12-04
CIK 2310

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For Quarterly Period Ended              November 1, 1997


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

                    2,815,337 shares of Registrant's
Common Stock, $.025 par value, were outstanding as of December 1, 1997.

                     PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                          MULTIGRAPHICS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                             Three Months Ended
                                    November 1, 1997    November 2,1996
Revenues Machines and Supplies     $ 10,160             $15,746
Services                             10,540              11,953
Total Revenues                       20,700              27,699

        Cost of Sales
        Machines and Supplies         7,856              12,119
          Services                    7,298               8,438
                Total Cost of Sales  15,154              20,557

        Gross Margin                  5,546               7,142
             Operating expenses
             Selling, general and
             administrative           5,053                8,322
             Miscellaneous (income)
             expense                   (16)                 (41)
             Unusual items, net         -                (2,095)
                Total operating
                expenses              5,037               6,186

        Operating income                509                 956

        Non-operating income
        (expense):
        Interest income                 120                 297
             Interest expense         (374)               (854)
             Other, net                  -                  120
        Income before income taxes      255                 519
             Income tax expense          97                  -
        Net income                  $   158               $ 519

        Per share of common stock: (a)
        Net income                  $  0.06               $0.19

        Weighted average shares of common stock and
          common stock equivalents outstanding (in
          thousands)                  2,815               2,804

        (a) The weighted average number of common shares outstanding and net income per common share have been restated to reflect the effect of the 1 for 2 1/2 share reverse stock split which was approved by the Company's shareholders on May 28, 1997.

The notes to Consolidated Financial Statements are an integral part of these financial statements.

                          MULTIGRAPHICS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET
            (Dollars in thousands except per share amounts)

Assets
Current assets:
    Cash and cash equivalents                      $9,049     $ 10,376
    Accounts receivable, net                        8,770       10,746
    Inventories, net                               10,899       11,893
    Prepaid expenses and other assets                 547          744
Total current assets                               29,265       33,759

12/3/97
Property, plant and equipment, net                  9,915       10,222
Other assets, net                                     916          919
Total assets                                      $40,096      $44,900


Liabilities and Shareholders' Equity
Current liabilities:
    Short-term borrowings and current            $  6,394      $ 6,273
maturities of long-term debt
    Accounts payable                                4,193        5,217
    Service contract deferred income               11,713       11,738
    Payroll related expenses                        5,542        6,803
    Other current liabilities                       8,401        9,652
Total current liabilities                          36,243       39,683


Long-term debt                                      3,982        5,245
Other long-term liabilities                        11,516       11,872
         Total liabilities                         51,741       56,800


Shareholders Equity:
  Common stock, $.025 par value; 9.5
million shares authorized;
      2,815,337 issued as of November 1,               70           70
1997 and July 31, 1997
  Capital in excess of par value                   22,259       22,162
  Accumulated earnings (deficit)                 (33,974)     (34,132)
  Total shareholders' equity                     (11,645)     (11,900)


Total liabilities and shareholders' equity        $40,096      $44,900

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          MULTIGRAPHICS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Dollars in thousands, except per share amounts)

                                             Three Months Ended
                                         November 1,    November 2,
                                         1997           1996
   Cash Flows from Operating Activities:
   Net income                          $  158          $ 519
   Adjustments to reconcile net income to cash flow
     from operating activities:
     Depreciation of property,
     plant and equipment                  454            511
     Change in assets and liabilities:
      Benefit from operating loss
      carryforwards                        97             -
      Accounts receivable, net          1,976          3,801
      Inventory, net                      994         (3,050)
      Prepaid expenses and other assets   200            588
      Accounts payable                 (1,024)        (8,364)
      Other current liabilities        (2,512)        (4,397)
      Other, net                        (381)           (363)
   Cash flow from operating activities   (38)        (10,755)

   Cash Flows from Investing Activities:
     Capital expenditures               (147)           (271)
     Net proceeds from divested
     operations                         -              50,638
     Proceeds from disposition of
     PP&E                               -                  15

   Cash flow from investing activities  (147)          50,382

   Cash Flows from Financing Activities:
     Net borrowings (payments) under revolving
            credit facilities            -              (5,430)
     Payments of Bankruptcy Claims     (972)            (1,419)
     Payments under capital leases
     arrangements                       (170)             (215)

   Cash flow from financing activities (1,142)           (7,064)

   Increase (decrease)
     cash equivalents                 (1,327)            32,563
   Cash and cash equivalents at
   beginning of period                 10,376             2,560

   Cash and cash equivalents
   at end of period                   $ 9,049           $35,123

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          MULTIGRAPHICS, INC.
              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


Note 1 - Basis of Presentation

The Condensed Consolidated Financial Statements included here have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a recurring nature, necessary for fair presentation. Certain prior year amounts have been reclassified to conform with the current year presentation. The accompanying Condensed Consolidated Financial Statements and the related notes should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.


Note 2 - Borrowing Arrangements

The Company's short and long-term borrowings are comprised of the following:

                               November 1, 1997       July 31, 1997
   Revolving Credit Facility     $    -                $   -
   General Unsecured Claims &
   Priority Tax Claims             8,070                 9,042
   Capital Leases                  2,306                 2,476
               Total            $ 10,376               $11,518

Classified in the Consolidated Balance Sheet
as follows:
   Short-term                  $  6,394              $  6,273
   Long-term                      3,982                 5,245
            Total              $ 10,376              $ 11,518


In May, 1997 the Company entered into a $10,000 three year secured Revolving Credit Facility (subject to borrowing base limitations) with Foothill Capital Corporation (" Foothill"). The Revolving Credit Facility includes a $5,000 sub-facility for the issuance of letters of credit. As of November 1, 1997 the calculated borrowing base was approximately $7,400. As security for utilization of the Revolving Credit Facility, the Company granted a security interest and general lien upon all of its assets. At November 1, 1997, there were no direct borrowings under the Revolving Credit Facility, but the Company was utilizing approximately $2,275 of the facility to secure outstanding letters of credit. Interest generally will be charged at a spread of 1% above the reference (i.e. prime) rate of Foothill and can be reduced in 1/2% increments in each of the next two fiscal years if certain performance measures are achieved. At November 1, 1997 the reference rate was 8.5%. Letter of credit fees are 1.5% per annum plus issuance costs and processing fees. The agreement contains restrictive covenants limiting capital expenditures, restricting the payment of dividends and other payments and providing for quarterly measures of working capital and net worth, among other things. In addition, the agreement limits the Company's ability to borrow or to request letters of credit following a material adverse change as determined by Foothill. At November 1, 1997 the Company was in compliance with the covenants of the Revolving Credit Facility. The Company is operating its business with existing cash reserves and liquidity provided by the Foothill Revolving Credit Facility which, based on current projections, are adequate to finance current operations.

On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (Plan). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment, and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims has been imputed at 9% per annum. The timing of payments of disputed claims commence with the allowance of the claim by the Bankruptcy Court and may occur at a rate different from the equal quarterly payments made to holders of the allowed general unsecured claims discussed above. At November 1, 1997 the Company had $1,454 of restricted cash which pertains to the settlement of disputed claims in accordance with the Plan.

Note 3 - Capital Structure

On May 1, 1997 the Board of Directors declared a dividend of $2.00 per common share, payable to holders of record as of May 13, 1997. The dividend of approximately $14,080 was disbursed May 27, 1997.

On May 28, 1997 the Company's shareholders approved amendments to the Company's Second Restated Certificate of Incorporation (1) decreasing the authorized number of shares of capital stock from 50,000,000 shares to 10,000,000 shares with 9,500,000 shares being reserved for issuance as Common Stock and 500,000 shares being reserved for issuance as Preferred Stock, (2) changing the name of the Company to Multigraphics, Inc. and (3) effecting a 1 for 2 / share reverse stock split, thereby decreasing the number of issued and outstanding shares of the Company's Common Stock to 2,815,337, without giving effect to elimination of fractional shares, and increasing the par value of each Common share from $.01 to $.025 per share. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split and change in par value.

Restated for the reverse stock split and the payment of the $2.00 per share dividend, as of November 1, 1997, the Company's 1994 Long Term Incentive Plan provides for the issuance of 560,000 shares of Common Stock. Options to purchase the Common Stock are awarded at a price not less than 100% of the market price on the date of the grant, become exercisable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. At November 1, 1997, options to purchase 286,849 shares were outstanding at option prices ranging from $2.1875 to $8.2139. The Company has not issued any Preferred Stock. The Common Stock is not subject to conversion or redemption and when issued is fully paid and non-assessable and has no preemptive rights. The Company's warrants that were issued in accordance with the Plan expired unexercised.

Note 4 - Commitments and Contingencies

The Company received creditor claims during its bankruptcy proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company has filed objections to these disputed claims in the United States
Bankruptcy Court in Delaware. As of November 1, 1997 disputed claims amounted to $8,205. The disputed claims are primarily comprised of environmental and product liability claims. The Company has been notified of various environmental matters in connection with certain current or former Company locations in Illinois, Ohio, Indiana, Pennsylvania, and Rhode Island. The Company is also involved in various other administrative and legal proceedings incidental to its business, including product liability and general liability lawsuits against which the Company is partially insured. The disputed claims are in many cases in excess of recorded reserves. At the present time, it is management's opinion, based on information available to the Company and management's experience in such matters, that the resolution of these legal proceedings is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Note 5 - Components of Certain Balance Sheet Accounts

The components of certain balance sheet accounts are as follows:


                            November 1, 1997       July 31, 1997
Accounts receivable:
     Accounts receivable      $  9,089               $11,080
     Allowance for doubtful
     accounts                    (319)                 (334)
          Total accounts
          receivable, net     $  8,770                $10,746


Inventories:
     Raw materials and
     Work-in-process           $   200                $  225
     Finished goods             10,699                11,668
          Total inventories,
          net                  $10,899               $11,893



Inventories and cost of goods sold reported in the interim financial statements are based, in part, on accounting estimates relating to inventory obsolescence and differences resulting from periodic and physical inventories.

Accumulated depreciation deducted from property, plant and equipment was $7,531 at November 1, 1997 and $7,077 at July 31, 1997.

Note 6 - Unusual Items, Net

On September 20, 1996 the Company completed the sale of its 2,148,000 shares of AM Japan Co., Ltd. ("AM Japa") and the Company received proceeds of approximately $10,600, net of certain costs. A gain of approximately $2,600 was recorded by the Company in the quarter ended November 2, 1996 after providing for expenses related to the sale.

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


Note 7 - Significant Events

On May 1, 1997 the Board of Directors declared a dividend of $2.00 per common share, payable to holders of record as of May 13, 1997. The dividend of approximately $14,080 was disbursed on May 27, 1997.

On May 28, 1997 the shareholders approved proposals to reduce the authorized number of all classes of capital stock from 50,000,000 to 10,000,000 shares, and effect a 1 for 2 / share reverse stock split thereby reducing the number of outstanding shares of Common Stock, and increasing the par value from $.01 to $.025 per share.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion of the results of operations and financial condition presented below should be read in conjunction with Management's
Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended July 31, 1997.

The quarterly results of operations for the three months ended November 2, 1996 include the results of two foreign subsidiaries which have been divested. The Company sold its interest in AM Japan Co., Ltd. in September, 1996, and on October 17, 1996, the Company's Canadian subsidiary filed a voluntary assignment in bankruptcy.

Consolidated Results of Operations
                              Three Months Ended
($ in millions)      November 1, 1997         November 2, 1996
Revenues                   $20.7                $27.7
Gross margin                 5.5                  7.1
Gross margin %             26.8%                25.8%
Operating expenses           5.0                  8.3
Unusual items                0.0                (2.1)
(income)
Operating income             0.5                  0.9
Non-operating                0.2                  0.4
expense, net
Income tax expense           0.1                  0.0
Net income                  $0.2                 $0.5

The net income for the first quarter ended November 1, 1997 was $0.2 million ($0.06 per common share). In the prior year comparable quarter, the Company had a gain of $2.6 million on the divestiture of its interest in AM Japan Co., Ltd. which led to net income of $0.5 million ($0.19 per common share). Excluding the gain on the divestiture, net income improved by $2.3 million in the first quarter.

Revenues of $20.7 million were $7.0 million lower than the comparable prior year period. The decrease in revenues was primarily attributable to actions taken in prior periods which resulted in the divestiture of subsidiaries in Japan and Canada ($2.2 million), and the discontinuance of manufactured machines and other unprofitable product lines ($4.5 million). The Company has completed its exit from the manufacture of offset duplicating presses and is now focused entirely on selling supplies and graphic arts equipment and providing service and parts to its traditional customer base of in-plant and small-to-medium sized printers.

Gross margin of $5.5 million was $1.6 million lower than the comparable prior year period, primarily due to lower revenue levels resulting from the divestitures and product line exits noted above. The divested foreign operations accounted for $0.4 million of the margin decline, while margins contributed from exited product lines were $1.0 million in the prior year period.

Selling, general and administrative expenses in the first quarter of $5.0 million were $3.3 million lower than the prior year period. The decrease in expenses was primarily the result of cost reduction actions taken by the Company which lowered headcount, facility and other selling, general and administrative costs by $2.5 million. The divestitures of operations in Japan and Canada accounted for $0.8 million of the decrease.

Unusual item income in the prior year quarter resulted from a $2.6 million gain on the sale of the Company's majority ownership interest in AM Japan Co., Ltd. in a transaction completed on September 20, 1996, net of a $0.5 million loss recorded on the disposition of net assets employed following the decision to exit distribution of the Xeikon digital color press.

Non-operating expenses consist primarily of net interest expense, which decreased $0.2 million from the prior year primarily due to reduction in outstanding pre-petition debt obligations, and lower interest costs incurred on postretirement benefit obligations.

The Company recorded income tax expense of $0.1 million during the quarter ending November 1, 1997. Fresh Start Reporting rules require recognition of tax expense although the Company had no requirement to pay U.S. Federal taxes due to utilization of net operating loss carryforwards available to the Company.

The Company has developed strategies to increase revenues through product line additions, third party service agreements and acquisitions. An increase in revenue levels could improve profitability since the Company has infrastructure and systems which are capable of absorbing a greater volume of transactions.

Liquidity and Capital Resources
(three months ended November 1, 1997 and November 2, 1996)

The Company's total cash and cash equivalents were $9.0 million as of November 1, 1997, a decrease of $1.4 million from the $10.4 million balance on July 31, 1997. Although cash balances decreased, debt was reduced by $1.1 million during the first quarter of the current year.

Operating Activities. In the first quarter ended November 1, 1997 the Company had a minimal cash outflow as compared with a cash outflow of $10.8 million in the comparable period ended November 2, 1996. The net income for the first quarter ended November 1, 1997 was $0.2 million as compared with net income of $0.5 million in the comparable prior year period.

Accounts receivable decreased by $2.0 million in the first quarter ended November 1, 1997 and $3.8 million in the comparable period ended November 2, 1996 resulting from collection of the relatively higher outstanding balances which exist at the inception of each fiscal year. The decrease in accounts receivable was higher in the prior year due to the elimination of revenues related to the phase-out of the Company's manufactured machines. In the first quarter ended November 1, 1997, inventories decreased $1.0 million due primarily to lower stocking levels of machines resulting from an increase in drop shipment sales. During the prior year first quarter, inventories increased by $3.1 million because the Company began to build back stock levels to improve product availability. Accounts payable decreased $1.0 million during the first quarter ended November 1, 1997 due to lower inventory purchases and reductions resulting from taking prompt pay discounts offered by vendors. During the prior year quarter, accounts payable was reduced by $8.4 million due to a paydown of past due creditors. In the current year first quarter, accrued liabilities were reduced by $2.5 million primarily due to payment of $1.2 million of payroll related liabilities, payment of $0.6 million to settle a recourse obligation of a divested operation, and other restructuring payments of approximately $0.5 million relating to the Company's phase-out of its manufactured machine product line. During the prior year quarter, accrued liabilities decreased by $4.4 million due primarily to restructuring payments of $2.7 million relating to the shutdown of the Corporate offices and the divestiture of certain subsidiaries and payment of payroll items of $1.3 million.

Investing Activities. The prior year comparable period had a cash inflow from investing activities of $50.4 million that primarily related to the $50.6 million net proceeds from the divestiture of Sheridan Systems and AM Japan.

Financing Activities. Payment of the $1.0 million quarterly bankruptcy distribution was the primary reason for a cash outflow of $1.1 million in the first quarter ended November 1, 1997. Prior year outflows of $7.1 million were due to the $5.4 million paydown of the revolving credit facility and the $1.4 million payment of bankruptcy claims.

FORWARD LOOKING STATEMENTS

This document contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions and the Company's strategies for growth and expansion. These statements are highly dependent upon a variety of important factors that could cause such results or events to differ materially. These factors include, but are not limited to, changing market conditions, the availability and cost of products, the impact of competitive products and pricing, the Company's ability to execute its strategic plans, the continued availability of sources of financing to assist in the execution of the Company's strategic plans, and other risks detailed herein and from time-to-time in the Company's Securities and Exchange Commission filings. There can be no assurance that the Company has accurately identified and properly weighed all of the factors that affect market conditions and demand for the Company's products and services, that the public information on which the Company has relied is accurate or complete or that the Company's analysis of the market and demand for its products and services is correct and, as a result, that the strategies based on such analysis will be successful.

                      PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

On November 21, 1997, Registrant held its Annual Meeting of Stockholders for the fiscal year ended July 31, 1997.

Registrant's stockholders reelected the five incumbent members of the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The Board of Directors consists of Robert E. Anderson III, Jeffrey D. Benjamin, Robert N. Dangremond, Jeff M. Moore, and Thomas D. Rooney.

Registrant's stockholders also ratified the appointment of Arthur
Andersen LLP as the Registrant's independent public accountants for the fiscal year ending July 31, 1998. The vote total was 2,751,753 votes
 "for", 1,065 votes" against", and 1,857 votes to "abstain".

     Item 6.   Exhibits

          (a)  Exhibits

          27   Financial Data Schedule

          (b)  Reports on form 8-K
               None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MULTIGRAPHICS, INC.

     Date:     December 3, 1997         /s/ Gregory T. Knipp
                                        Gregory T. Knipp
                              Vice President and Chief Financial Officer
                              (authorized officer and principal
                              accounting officer)


























12/3/97