Form 10-Q
period 1998-01-31
MULTIGRAPHICS INC
filed 1998-03-18
CIK 2310

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

   For Quarterly Period Ended             January 31, 1998
   Commission file number         1-683

                         Multigraphics, Inc.
               (Exact name of registrant as specified in its charter)

   Delaware                                           34-0054940
   (Sate or other jurisdiction of                        (I.R.S.
   incorporation or organization)                    Identification No.)

   431 Lakeview Court Mt. Prospect, IL                          60056
   (Address of principal executive offices)                    (Zip Code)


                      (847) 375-1700
               (Registrant's telephone number, including area code)

                    AM International, Inc.
                    (Former Name)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to -file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                  No   _____

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   Yes  X                  No ____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     2,826,957 shares of Registrant's
   Common Stock, $.025 par value, were outstanding as of February 27, 1998
                                   1998.

                            MULTIGRAPHICS, INC.

                                   INDEX

   PART I -       Financial Information

        Item 1 -  Condensed Consolidated Statement of
                  Operations for the Six Months Ended January 31, 1998
                  and February 1, 1997 (unaudited).                      1

                  Condensed Consolidated Balance Sheet
                  as of January 31, 1998 (unaudited) and
                  July 31, 1997.                                         2

                  Condensed Consolidated Statement of
                  Cash Flows for the Six Months Ended
                  January 31, 1998 and February 1, 1997
                  (unaudited).                                           3

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited).                               4-9

        Item 2 -  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                 10-14


   Part II             Other Information

        Item 4    -    Submission of Matters to a Vote of Security Holders

        Item 6    -    Exhibits

                              PART I - FINANCIAL INFORMATION
Item 1 - Financial Stateements
                                    MULTIGRAPHICS, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (Dollars in thousands except per share amounts)

                              Three Months Ended            Six Months Ended
                            January 31,  February 1,    January 31,  February 1,
                               1998         1997          1998          1997
Revenues
  Machines and Supplies    $  12,966     $  9,962       $  23,126    $  25,708
  Services                     9,233       10,805          19,773       22,758
Total Revenues                22,199        20,767          42,899       48,466

Cost of Sales
  Machines and Supplies       10,292         8,489          18,149       21,282
  Services                     6,543         6,720          13,841       14,380
Total Cost of Sales           16,835        15,209          31,990       35,662

Gross Margin                   5,364         5,558          10,909       12,804
  Selling, general and         4,786         6,145           9,822       14,530
     administrative
  Unusual items, net             0            0                0         (2,095)

Operating income (loss)          578         (587)           1,087          369

Non-operating income
  (expense):
   Interest income                41         431              161          727
   Interest expense             (349)       (701)            (722)      (1,554)
   Other, net                     (6)         -                (6)         120

Income (loss) before
 income taxes                    264        (857)             520         (338)
   Income tax (expense) benefit (100)         0              (197)          -

   Net income (loss)       $     164     $   (857)      $      323   $     (338)

   Net income (loss) per
    common share :
         Basic             $    0.06      $ (0.31)      $     0.11    $    (0.12)
         Diluted           $    0.06      $ (0.31)      $     0.11    $    (0.12)

 (a) Weighted average shares
     of common stock and common
     stock equivalents outstanding
     (in thousands):
         Basic                 2,831        2,803           2,818         2,803
         Diluted               2,893        2,803           2,844         2,803
(a) The weighted average number of common shares outstanding and net income per common share have been restated to reflect the effect of the 1 for 2 1/2 share reverse stock split which was effected by the Company's shareholders on May 28, 1997.

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          MULTIGRAPHICS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
              (Dollars in thousands except per share amounts)

                               Multigraphics, Inc.
                          Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
                                        January 31,   July  31,
                                            1998        1998
Assets
Current assets:
  Cash and cash equivalents               $  2,352   $ 10,376
  Accounts receivable, net                  11,847     10,746
  Inventories, net                          12,539     11,893
  Prepaid expenses and other assets            699        744

Total current assets                        27,437     33,759

Property, plant and equipment, net          10,032     10,222
Goodwill                                     2,832         __
Other assets, net                              947        919

Total assets                                41,248     44,900

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings and current          7,674      6,273
  maturities of long-term debt
  Accounts payable                           5,246      5,217
  Service contract deferred income          11,022     11,738
  Payroll related expenses                   4,881      6,803
  Other current liabilities                  7,621      9,652

Total current liabilities                   36,444     39,683

Long-term debt                               4,974      5,245
Other long-term liabilities                 11,210     11,872

Total liabilities                           52,628     56,800

Shareholders Equity:
Common stock, $.025 par value; 9.5
million shares authorized;
  2,826,957 issued as of January 31, 1998
  and
  2,815,337 issued as of July 31, 1997         70          70
  Capital in excess of par value           22,359      22,162
  Accumulated earnings (deficit)          (33,809)    (34,132)

Total shareholders' equity                (11,380)    (11,900)

Total liabilities and shareholders'        41,248      44,900
equity

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                         MULTIGRAPHICS, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             (Dollars in thousands, except per share amounts)

                                                        Six Months Ended
                                                    January 31,    February 1,
                                                      1998            1997
   Cash Flows from Operating Activities:
   Net income / ( Loss )                            $   323        $   (338)
   Adjustments to reconcile net income
     to cash flow
     from operating activities:
     Depreciation of property, plant and               913            963
     equipment
     Amortization of Goodwill                            6              0
     Benefit from operating loss                       197              0
     carryforwards
     Change in assets and liabilities:
     Accounts receivable, net                        2,308           8,358
     Inventory, net                                  2,119          (1,333)
     Prepaid expenses and other assets                 129             766
     Accounts payable                               (3,275)        (10,353)
     Other current liabilities                      (4,268)        (11,312)
     Other, net                                     (1,421)            122
   Cash flow from operating activities              (2,969)        (13,127)

   Cash Flows from Investing Activities:
     Acquisition activities                         (5,415)               0
     Capital expenditures                             (270)         (1,100)
     Net proceeds from divested                          0          50,638
     operations
     Proceeds from disposition of PP&E                   0              35

   Cash flow from investing activities              (5,685)          49,573

   Cash Flows from Financing Activities:
     Net borrowings (payments) under
     revolving
     credit facilities                               2,975          (5,430)
     Payments of Bankruptcy Claims                  (1,999)         (2,094)
     Payments under capital lease                     (346)           (874)
     arrangements

   Cash flow from financing activities                 630          (8,398)

   Increase (decrease) in cash and
     cash equivalents                               (8,024)         28,048

   Cash and cash equivalents at                     10,376           2,560
     beginning of period

   Cash and cash equivalents at end of            $  2,352        $ 30,608
     period

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

   Note 2 - Acquisitions

   In December, the Company purchased all of the outstanding shares of Publishing Solutions Inc., and acquired the operating assets of Hanley Graphic Products Company. Publishing Solutions provides its customers in northeast and central Ohio with equipment and systems integration solutions utilizing digital technologies for design, pre-press, imaging, and interactive media applications. Hanley Graphic Products Company is a leading regional dealer of graphic arts equipment and supplies serving customers in Northern Illinois. The aggregate purchase price was approximately $6.0 million including expenses of the transactions, and could increase by a maximum of $2.1 million, contingent upon the companies' attainment of certain operating targets over the next two years. The purchases included intangibles such as trademarks and goodwill that have been assigned preliminary value of approximately $2.8 million, which will be written off over a period not to exceed forty years. The allocation of purchase price was based on preliminary estimates, and may be revised at a later date.

   Both acquisitions will be accounted for as purchases and, accordingly the financial statements include results of operations from the respective dates of acquisition. The following pro forma summary presents the results of operations for the current and prior period as though the acquisitions had taken place at the beginning of the prior period. The pro forma amounts give effect to certain adjustments including increased interest expense, goodwill amortization, estimated income tax expense as well as other factors, and do not necessarily reflect the results which would have occurred had the businesses operated as a single entity during such periods, nor are they necessarily indicative of results which may be obtained in the future.

   Revenues                 $    24,866    $28,218   $51,734   $62,692
   Net Income                       151       (790)      365     (221)

   Earning per share:
        Basic                     0.05      (0.28)      0.13    (0.08)
        Diluted                   0.05      (0.28)      0.13    (0.08)

   Note 3 - Borrowing Arrangements

   The Company's short and long-term borrowings are comprised of the following:

                                                      January 31,   July 31,
                                                        1998          1997

      Revolving Credit Facility                       $  2,975      $  -
      General Unsecured Claims & Priority Tax Claims     7,543        9,042
      Capital Leases                                     2,130        2,476

                      Total                           $ 12,648      $11,518


   Classified in the Consolidated Balance Sheet
   as follows:
      Short-term                                      $  7,674      $ 6,273

      Long-term                                          4,974        5,245

                      Total                           $ 12,648      $11,518

   In May, 1997 the Company entered into a $10,000 three year secured Revolving Credit Facility (subject to borrowing base limitations) with Foothill Capital Corporation ("Foothill"). The Revolving
   Credit Facility includes a $5,000 sub-facility for the issuance of letters of credit. As security for utilization of the Revolving
   Credit Facility, the Company granted a security interest and general lien upon all of its assets. At January 31, 1998 the Company had borrowings of $2,975 under the Revolving Credit Facility and was utilizing approximately $2,268 of the facility to secure outstanding letters of credit. Interest generally will be charged at a spread of 1% above the reference (i.e. prime) rate of Foothill and can be reduced in 1/2% increments in each of the next two fiscal years if certain performance measures are achieved. At January 31, 1998 the reference rate was 8.5%. Letter of credit fees are 1.5% per annum plus issuance costs and processing fees. The agreement contains restrictive covenants limiting capital expenditures, restricting the payment of dividends and other payments and provides for quarterly measures of working capital and net worth, among other things. In addition, the agreement limits the Company's ability to borrow or to request letters of credit following a material adverse change as determined by Foothill. At January 31, 1998 the Company was in compliance with the covenants of the Revolving Credit Facility. On February 19, 1998 the Revolving Credit Facility was amended and restated (the "Amendment") to add the Company's wholly owned subsidiary, Publishing Solutions, Inc., as a co-borrower under the Facility. The Amendment was made, among other things, to allow the eligible assets of Publishing Solutions, Inc. to be included in the Company's borrowing base and to reset the Company's covenant requirements in light of the acquisitions made by the Company during the quarter ended January 31, 1998. As of January 31, 1998 the calculated borrowing base was approximately $9,100. The Company is operating its business with existing cash reserves and liquidity provided by the Foothill Revolving Credit Facility which, based on current projections, are adequate to finance current operations.

   On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization ("Plan"). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment, and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims has been imputed at 9% per annum. The timing of payments of disputed claims commence with the allowance of the claim by the Bankruptcy Court and may occur at a rate different from the equal quarterly payments made to holders of the allowed general unsecured claims discussed above. At January 31, 1998 the Company had $1,703 of restricted cash which pertains to the settlement of disputed claims in accordance with the Plan.

   Note 4 - Capital Structure

   On May 1, 1997 the Board of Directors declared a dividend of $2.00 per common share, payable to holders of record as of May 13, 1997. The dividend of approximately $14,080 was disbursed on May 27, 1997.

   On May 28, 1997 the Company's shareholders approved amendments to the Company's Second Restated Certificate of Incorporation (1) decreasing the authorized number of shares of capital stock from 50,000,000 shares to 10,000,000 shares with 9,500,000 shares being reserved for issuance as Common Stock and 500,000 shares being reserved for issuance as Preferred Stock, (2) changing the name of the Company to Multigraphics, Inc. and (3) effecting a 1 for 2 1/2 share reverse stock split, thereby decreasing the number of issued and outstanding shares of the Company's Common Stock to 2,815,337, without giving effect to elimination of fractional shares, and increasing the par value of each Common share from $.01 to $.025 per share. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split and change in par value.

   Restated for the reverse stock split and the payment of the $2.00 per share dividend, as of January 31, 1998 the Company's 1994 Long Term Incentive Plan provides for the issuance of 560,000 shares of Common Stock. Options to purchase the Common Stock are awarded at a price not less than 100% of the market price on the date of the grant, become exercisable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. At January 31, 1998 options to purchase 333,999 shares were outstanding at option prices ranging from $2.1875 to $8.2139. The Company has not issued any Preferred Stock. The Common Stock is not subject to conversion or redemption and when issued is fully paid and non-assessable and has no preemptive rights. The Company's warrants issued in accordance with the Plan expired unexercised.

   Note 5 - Commitments and Contingencies

   The Company received creditor claims during its bankruptcy proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. As of January 31, 1998 disputed claims amounted to approximately $8,205. The disputed claims are primarily comprised of environmental and product liability claims. The Company has been notified of various environmental matters in connection with certain current or former Company locations in Illinois, Ohio, Indiana, Pennsylvania, and Rhode Island. The Company is also involved in various other administrative and legal proceedings incidental to its business, including product liability and general liability lawsuits against which the Company is partially insured. The disputed claims are in many cases in excess of recorded reserves. At the present time, it is management's opinion, based on information available to the Company and management's experience in such matters, that the resolution of these legal proceedings is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

   Note 6 - Components of Certain Balance Sheet Accounts

                                                January 31,      July 31,
                                                   1998           1997

   Accounts receivable:
      Accounts receivable                        $12,240        $11,080
      Allowance for doubtful accounts              (393)          (334)
         Total accounts receivable, net          $11,847        $10,746


   Inventories:
     Raw materials and Work-in-process           $   200        $   225
         Finished goods                           12,339         11,668

             Total inventories, net              $12,539        $11,893

   Inventories and cost of goods sold reported in the interim financial statements are based, in part, on accounting estimates relating to inventory obsolescence and differences resulting from periodic physical inventories which are conducted on dates on or about the Company's fiscal year end. Accumulated depreciation deducted from property, plant and equipment was $5,105 at January 31, 1998 and $7,077 at July 31, 1997. The policy of the Company with respect to fully depreciated assets is to adjust the gross cost and accumulated depreciation at the date of disposition, and to recognize gains or losses as incurred. During the quarter ended January 31, 1998 the Company recorded adjustments to write off the gross cost and accumulated depreciation values of fully depreciated assets disposed as a result of its exit from machine manufacturing activities. There was no gain or loss recognized in the current period, and no impact on depreciation expense as a result of this process.

   Note 7 - Unusual Items, Net

   On September 20, 1996 the Company completed the sale of its 2,148,000 shares of AM Japan Co., Ltd. ("AM Japan") and the Company received proceeds of approximately $10,600, net of certain costs. A gain of approximately $2,600 was recorded by the Company in the quarter ended November 2, 1996 after providing for expenses related to the sale.

   On December 2, 1996, the Company and Xeikon, N. V. entered into an agreement under which the parties agreed not to renew the distribution agreement pursuant to which the Company sold and serviced Xeikon digital color presses in North America. As part of this agreement, Xeikon America, Inc. has acquired certain assets from the Company and assumed certain liabilities of the Company. The divestiture of the assets resulted in a net loss of approximately $500 which the Company recorded in the quarter ending November 2, 1996.

   Note 8  Earnings Per Share

   In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per share" ("SFAS 128") was issued by the Financial Accounting Standards Board ("FASB"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. Common share equivalents consisting of common shares issuable on exercise of outstanding options are computed using the treasury method.

   Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion of the results of operations and financial condition presented below should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended July 31, 1997.

   The interim results of operations for the periods ended February 1, 1997 include the results of two foreign subsidiaries which have been divested. The Company sold its interest in AM Japan Co., Ltd. in September, 1996, and on October 17, 1996, the Company's Canadian subsidiary filed a voluntary assignment in bankruptcy.

   The results of operations for the three month period ended January 31, 1998 include the post-acquisition results of Hanley Graphic
   Products Company and Publishing Solutions, Inc., which were acquired by the Company in separate transactions consummated on December 11, 1997 and December 18, 1997, respectively. These acquisitions have been accounted for as purchases and, accordingly, the consolidated financial statements include the operations since their respective acquisition dates.

   Consolidated Results of Operations

   ($ in millions)            Quarter Ended               Six Months Ended
                          January 31,  February 1,    January 31,  February 1,
                               1998          1997          1998         1997
   Revenues               $     22.2   $    20.8      $     42.9   $   48.5
   Gross Margin                  5.4         5.6            10.9       12.8
   Gross Margin %               24.2%       26.8%           25.4%      26.4%
   Operating Expenses            4.8         6.2             9.8       14.5
   Unusual Items, net (income)    -           -               -        (2.1)
   Operating Income/(Loss)       0.6        (0.6)            1.1        0.4
   Non-operating expenses, net   0.3         0.3             0.6        0.7
   Net income/(Loss) before tax  0.3        (0.9)            0.5       (0.3)
   Net Income/(Loss)       $     0.2   $    (0.9)     $      0.3   $   (0.3)

   Second Quarter

   The net income for the quarter ended January 31, 1998 was $0.2 million ($0.06 per common share), an improvement of $1.1 million over the prior year comparable period. The improvement in net income is largely the result of cost reduction actions taken by the Company to reduce headcount, facility and other operating expenses.

   Second quarter revenues of $22.2 million increased by $1.4 million over the comparable prior year period. As previously reported, the market for press products has experienced long term decline due to inroads from competing printing technologies, which has eroded the Company's installed base of press equipment and led to decreased sales of related pressroom equipment, supplies and services. Growth in revenues over the prior year period has resulted from an increased focus on the distribution of new products and product lines acquired from existing vendors, the addition of third party service agreements, and acquisitions of regional graphic arts dealers and distributors which, collectively, have more than offset the $1.9 million decline in revenues from discontinued product lines and other
   traditional service revenues since the prior year quarter.    The
   Company continues to execute its growth strategy to offset the long term decline cited above, and believes additional increases in revenues could improve profitability, since the Company has infrastructure and systems capable of absorbing greater volumes of transactions.

   Gross margin of $5.4 million was $0.2 million lower than the comparable prior year period. Lower gross margins resulting from the declines in traditional service revenues and discontinued product lines were largely offset by increased margins from products added to the product offering. Although the Company has sought to replace the revenues previously derived from its historical higher margin manufactured products, product lines added through distribution agreements, joint ventures, affiliations with third parties, and acquisitions generally have lower margins. To offset the lower margin rates, the Company has invested in information systems and has undertaken other reorganization measures to increase efficiency and lower expenses.

   Operating expenses in the second quarter of $4.8 million were $1.4 million lower than the prior year period. The decrease in expenses was primarily the result of cost reduction actions taken by the Company which have lowered headcount, facility and other selling, general and administrative costs.

   Six Months

   For the six months ended January 31, 1998 the Company had net income of $0.3 million ($0.11 per common share ). In the prior year comparable period, the Company had a gain of $2.6 million on the divestiture of its interest in AM Japan Co., Ltd. which reduced its net loss to $0.3 million ($0.12 per common share). Excluding the gain on the divestiture, net operating income improved by $3.2 million in the first six months of 1998.

   Revenues for the first six months ended January 31, 1998 of $42.9 million were $5.6 million below the corresponding prior year period. The decrease in revenues is largely due to the divestiture of subsidiaries in Japan and Canada, and the exits from machine manufacturing and other unprofitable product lines which collectively had contributed $6.9 million to the comparable prior year period.

   The Company has developed strategies to increase revenues through product line additions, distribution agreements, joint ventures, third party service agreements and acquisitions, and believes an increase in revenue levels could improve profitability since the Company has infrastructure and systems capable of absorbing greater volumes of transactions. The Company is now focused on selling supplies, graphic arts equipment and integration services, and providing maintenance service and parts to its chosen markets. The additional revenues from acquisitions and investments in infrastructure targeted to improve efficiency in supply chain management have begun to offset the declining demand for products and services historically offered by the Company.

   Gross margin of $10.9 million for the first half of 1998 was $1.9 million lower than the comparable prior year period, largely due to lower revenue volume and lower margin rates resulting from the factors noted above. As previously noted, the Company has sought to replace revenues previously derived from its historical higher margin manufactured products with product lines added through distribution agreements, joint ventures, affiliations with third parties, and acquisitions. To offset the lower margins, the Company has invested in information systems and has undertaken other reorganization measures to increase efficiency and lower expenses.

   Operating expenses for the six months ended January 31, 1998 of $9.8 million were $4.7 million below the comparable prior year period. The decrease in expenses was largely due to the divestiture of foreign operations, discontinued product lines and costs associated with the Company's exit from manufacturing operations, which collectively added $2.2 million to the prior year. The remainder of the decrease in expenses resulted from reductions in selling, general and administrative and corporate expenses as the Company transitioned to a distribution organization.

   Unusual item income in the prior year quarter resulted from a $2.6 million gain on the sale of the Company's majority ownership interest in AM Japan Co., Ltd. in a transaction completed on September 20, 1996, net of a $0.5 million loss recorded on the disposition of net assets employed following the decision to exit distribution of the Xeikon digital color press.

   Non-operating expenses decreased $0.1 million from the prior year primarily due to a $0.8 million decrease in interest expense offset by a $0.6 million decrease in interest income. The $0.8 million decrease in interest expense was primarily due to reduction in prepetition debt obligations, and lower interest costs incurred on postretirement benefit obligations. The $0.6 million decrease in interest income was primarily due to lower investment balances in 1998 largely resulting from payment of a $14.1 million dividend in May, 1997.

   The Company recorded income tax expense of $0.2 million during the six months ending January 31, 1998. Fresh Start Reporting rules require recognition of tax expense although the Company had no requirement to pay U.S. Federal taxes due to utilization of net operating loss carryforwards available to the Company.

   Liquidity and Capital Resources
   (six months ended January 31, 1998 and February 1, 1997)

   The Company's cash and cash equivalents were $2.4 million as of January 31, 1998, having decreased $8.0 million from the $10.4 million balance on July 31, 1997. Net borrowings and other debt increased by $1.1 million during the first six months of the current year. This overall use of liquidity was primarily attributable to acquisitions of regional graphics arts dealers which the Company completed in the second quarter, as discussed below, and payments of bankruptcy claims.

   Operating Activities. In the six months ended January 31, 1998 the Company had a cash outflow from operating activities of $3.2 million as compared with a cash outflow of $13.1 million in the comparable period ended February 1, 1997. Net income was $0.3 million in 1998, as compared with a net loss of $0.3 million in the comparable prior year period.

   Accounts receivable decreased by $2.3 million during the first six months of 1998 and $8.4 million in the first six months of 1997 as a result of the collection of relatively higher outstanding balances which exist at the inception of each fiscal year. Inventories decreased $2.1 million in 1998 due primarily to lower stocking levels of machines which resulted from an increase in drop shipment sales, and improved supplies and service parts turnover rates reflective of the transition from a manufacturing to a distribution operation. During the prior year period, inventories increased by $1.3 million primarily as a result of increases in supplies and service parts stock levels to improve product availability. In the first six months of 1998 accounts payable decreased $3.3 million due primarily to lower inventory purchases. In the prior year period, accounts payable decreased $10.4 million due to a paydown of past due creditors. Other current liabilities were reduced by $4.3 million during the first six months of 1998 primarily due to payment of $1.9 million of payroll related liabilities, payment of $0.6 million to settle a recourse obligation of a divested operation, and restructuring payments of approximately $1.0 million related to the Company's phase-out of its manufactured machine product line and other exit costs of a previously divested foreign subsidiary. In the prior year period, other current liabilities declined $11.3 million due primarily to restructuring payments for severance, accrued vacation and the settlement of a lease obligation related to a divested foreign subsidiary.

   Investing Activities. During the second quarter of 1998 the Company expended $5.4 million related to its acquisition of Itasca, Illinois based Hanley Graphic Products Company and Akron, Ohio based Publishing Solutions, Inc. These expenditures were financed from existing cash reserves. During the first six months of 1997 the Company had capital expenditures of $1.1 million primarily to upgrade systems and equipment, and the Company received $50.6 million of net proceeds from the divestitures of its Sheridan Systems division and AM Japan subsidiary.

   Financing Activities. During the second quarter of 1998 the Company had net borrowings under its Revolving Credit Facility of $3.0 million which occurred as a result of the operating and investing activities discussed above. Payments of general unsecured claims and priority tax claims were $2.0 million in the first six months of 1998 and $2.1 million in the first six months of 1997 in accord with scheduled Plan payments. In the first quarter of 1997 the Company repaid outstanding borrowings under its Revolving Credit Facility of $5.4 million with proceeds from the divestitures.

   The Company's primary source of financing is its $10 million three year secured revolving credit facility which it entered into in May, 1997. The Company believes that its existing cash reserves and the liquidity provided by the credit facility are sufficient to finance current operations and to support future growth strategies which may include the acquisitions of other regional dealers or distributors in the graphic arts industry.

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

   Registrant's stockholders also ratified the appointment of Arthur Andersen LLP as the Registrant's independent public accountants for the fiscal year ending July 31, 1998. The vote total was 2,751,753 votes "for", 1,065 votes "against", and 1,857 votes to "abstain".

   Item 6.   Exhibits

             (a)    Exhibits

             10.1 Amended and Restated Loan and Security Agreement by and among Registrant, Publishing Solutions, Inc. and Foothill Capital Corporation dated as of February 19, 1998.

             10.2 Employment Agreements between the Registrant and Donald W. Hanigan, Raymond T. Leach and
                    Keith E. Stewart, respectively.

             27     Financial Data Schedule

             (b)    Reports on form 8-K
                    None

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MULTIGRAPHICS, INC.

                                 /s/ Gregory T, Knipp
   Date:  March 17, 1998         Gregory T. Knipp
                                 Vice President and Chief Financial Officer
                                 (authorized officer and principal
                                 accounting officer)