Form 10-Q
period 1998-05-02
MULTIGRAPHICS INC
filed 1998-06-10
CIK 2310

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

   For Quarterly Period Ended              May 2, 1998


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

                     2,826,957 shares of Registrant's
    Common Stock, $.025 par value, were outstanding as of May 29, 1998.

                            MULTIGRAPHICS, INC.

                                   INDEX


                                                               Page
   PART I -       Financial Information

        Item 1 -  Condensed Consolidated Statement of
                  Operations for the Nine Months Ended May 2, 1998
                  and May 3, 1997 (unaudited).                      1

                  Condensed Consolidated Balance Sheet
                  as of May 2, 1998 (unaudited) and
                  July 31, 1997.                                    2

                  Condensed Consolidated Statement of
                  Cash Flows for the Nine Months Ended
                  May 2, 1998 and May 3, 1997
                  (unaudited).                                      3

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited).                           4 - 9

        Item 2 -  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.              10 - 14


   Part II             Other Information

        Item 6    -    Exhibits                                     15


                      PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements
                            MULTIGRAPHICS, INC.
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (Dollars in thousands, except per share amounts)
                                (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                     May 2,    May 3,    May 2,     May 3,
                                      1998      1997       1998      1997
Revenues
         Machines and Supplies       $16,806   $10,006     $39,932   $35,714
         Services                     10,625    10,863      30,398    33,621
               Total Revenues         27,431    20,869      70,330    69,335
Cost of sales
         Machines and Supplies        12,916     8,193      31,065    29,475
         Services                      7,350     6,399      21,191    20,779
               Total Cost of Sales    20,266    14,592      52,256    50,254
Gross Margin                           7,165     6,277      18,074    19,081
Selling, general and administrative    5,830     5,744      15,652    20,274
         Unusual items, net                -         -           -    (2,095)
Operating income (loss)                1,335       533       2,422       902
Non-operating income (expense):
     Interest income                      32       367         193     1,094
     Interest expense                   (453)     (632)     (1,175)   (2,186)
     Other, net                          (18)        -         (24)      120
Income (loss) before income taxes        896       268       1,416       (70)
        Income tax (expense) benefit    (341)        -        (538)        -
Net income (loss)                    $   555   $   268     $   878  $    (70)
Net income (loss) per common share
                  Basic:             $  0.20   $  0.10     $  0.31   $ (0.02)
                  Diluted:           $  0.19   $  0.10     $  0.31   $ (0.02)
(a)Weighted average shares of common
stock and common stock equivalents
outstanding (in thousands)
                  Basic:               2,818     2,805       2,816     2,804
                  Diluted:             2,919     2,805       2,879     2,804

(a)The weighted average number of common shares outstanding and net income per common share have been restated to reflect the effect of the 1 for 2 1/2 share reverse stock split which was effected by the Company's shareholders on May 28, 1997.
The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          MULTIGRAPHICS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET
            (Dollars in thousands, except per share amounts)
                                                (Unaudited)
                                                 May 2,1998     July 31,1997
Assets
Current assets:
    Cash and cash equivalents                       $ 2,666     $10,376
    Accounts receivable, net                         12,287      10,746
    Inventories, net                                 12,522      11,893
    Prepaid expenses and other assets                   687         744
Total current assets                                 28,162      33,759
    Property, plant and equipment, net                9,580      10,222
    Goodwill                                          2,756           -
    Other assets, net                                 1,040         919
Total assets                                        $41,538     $44,900
Liabilities and Shareholders' Equity
Current liabilities:
    Short-term borrowings and current
    maturities of long-term debt                    $ 8,526     $ 5,773
    Accounts payable                                  6,029       5,217
    Service contract deferred income                  9,834      11,738
    Payroll related expenses                          5,240       6,803
    Other                                             8,412      10,152
Total current liabilities                            38,041      39,683
    Long-term debt                                    1,278       3,352
    Post-retirement benefit obligations              10,893      11,966
    Other long-term liabilities                       1,810       1,799
Total liabilities                                    52,022      56,800
Shareholders' Equity
  Common stock, $.025 par value; 9.5 million
  shares authorized;
      2,826,957 issued as of May 2, 1998 and
      2,815,337 issued as of July 31, 1997               70          70
      Capital in excess of par value                 22,700      22,162
      Accumulated earnings (deficit)                (33,254)    (34,132)
Total shareholders' equity                          (10,484)    (11,900)
Total liabilities and shareholders' equity          $41,538     $44,900

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           MULTIGRAPHICS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (Dollars in thousands, except per share amounts)
                             (Unaudited)

                                                    Nine Months Ended
                                                    May 2,       May 3,
                                                     1998         1997
Cash Flows from Operating Activities:
Net income/ (loss)                               $    878      $     (70)
Adjustments to reconcile net income to
cash flow from operating activities:
  Depreciation of property, plant and
  equipment                                         1,377          1,401
  Amortization of Goodwill                             30              -
  Benefit from operating loss carryforwards           538              -
  Change in assets and liabilities:
  Accounts receivable, net                          1,868         11,296
  Inventory,net                                     2,136         (1,156)
  Prepaid expenses and other assets                    48            908
  Accounts payable                                 (2,492)       (10,700)
  Other current liabilities                        (5,866)       (15,103)
  Other, net                                         (973)          (827)
Cash flow from operating activities                (2,456)       (14,251)
Cash Flows from Investing Activities:
  Acquisition activities                           (5,612)             -
  Capital expenditures                               (321)        (1,579)
  Net proceeds from divested operations                 -         50,638
  Proceeds from disposition of PP&E                     -            140
Cash flow from Investing Activities                (5,933)        49,199
Cash Flows from Financing Activities:
  Net borrowings (payments) under
  revolving credit facilities                       4,367         (5,430)
  Payments of Bankruptcy Claims                    (3,161)        (3,149)
  Payments under capital lease arrangements          (527)        (1,041)
Cash flow from financing activities                   679         (9,620)

Increase (decrease)in cash and cash equivalents    (7,710)         25,328
Cash and cash equivalents at beginning of period   10,376           2,560
Cash and cash equivalents at end of period        $ 2,666         $27,888

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

   Note 2 - Acquisitions

   In December, the Company purchased all of the outstanding shares of Publishing Solutions Inc., and acquired the operating assets of Hanley Graphic Products Company. Publishing Solutions provides its customers in northeast and central Ohio with equipment and systems integration solutions utilizing digital technologies for design, pre-press, imaging, and interactive media applications. Hanley Graphic Products Company is a leading regional dealer of graphic arts equipment and supplies serving customers in Northern Illinois. The aggregate purchase price was approximately $6.0 including expenses of the transactions, and could increase by a maximum of $2.1 million, contingent upon the companies' attainment of certain operating targets over the next two years. The purchases included intangibles such as trademarks and goodwill that have been assigned preliminary value of approximately $2.8 million, which will be written off over a period not to exceed forty years. The allocation of purchase price was based on preliminary estimates, and may be revised at a later date.

   Both acquisitions will be accounted for as purchases and, accordingly, the financial statements include results of operations from the date of acquisition. The following pro forma summary presents the results of operations for the current and prior period as though the acquisitions had taken place at the beginning of the prior period. The pro forma amounts give effect to certain adjustments including increased interest expense, goodwill amortization, estimated income tax expense as well as other factors, and do not necessarily reflect the results which would have occurred had the businesses operated as a single entity during such periods, nor are they necessarily indicative of results which may be obtained in the future.

   Note 2    Acquisitions (continued)

                                     Quarter Ended        Nine Months Ended
                                  May 2,       May 3,     May 2,     May 3,
                                   1998         1997       1998       1997
   Revenues                     $ 27,431      $ 27,684    $ 79,165   $ 90,376
   Net Income                   $    555      $    395    $    927   $    174
   Earnings per share:
          Basic:                $   0.20      $   0.14    $   0.33   $   0.06
          Diluted:              $   0.19      $   0.14    $   0.32   $   0.06

Note 3 - Borrowing Arrangements

The Company's short and long-term borrowings are comprised of the following:
                                           May 2, 1998      July 31, 1997
        Revolving Credit Facility            $ 4,367           $      -
        General Unsecured Claims &
        Priority Tax Claims                    3,488              6,649
        Capital Leases                         1,949              2,476
                    Total                    $ 9,804            $ 9,125

Classified in the Consolidated Balance Sheet
as follows:
        Short-term                           $ 8,526            $ 5,773
        Long-term                              1,278              3,352
        Total                                $ 9,804            $ 9,125

   In May, 1997 the Company entered into a $10,000 three year secured Revolving Credit Facility (subject to borrowing base limitations) with Foothill Capital Corporation ("Foothill"). The Revolving Credit Facility includes a $5,000 sub-facility for the issuance of letters of credit. As security for utilization of the Revolving Credit Facility, the Company granted a security interest and general lien upon all of its assets. At May 2, 1998 the Company had borrowings of $4,367 under the Revolving Credit Facility and was utilizing approximately $2,263 of the facility to secure outstanding letters of credit. Interest generally will be charged at a spread of 1% above the reference (i.e. prime) rate of Foothill and can be reduced in 1/2% increments in each of the next two fiscal years if certain performance measures are achieved. At May 2, 1998 the reference rate was 8.5%. Letter of credit fees are 1.5% per annum plus issuance costs and processing fees. The agreement contains restrictive covenants limiting capital expenditures, restricting the payment of dividends and other payments, and provides for quarterly measures of working capital and net worth, among other things. In addition, the agreement limits the Company's ability to borrow or to request letters of credit following a material adverse change as determined by Foothill. At May 2, 1998 the Company was in compliance with the covenants of the Revolving Credit Facility. On February 19, 1998 the Revolving Credit Facility was amended and restated (the "Amendment") to add the Company's wholly owned subsidiary, Publishing Solutions Inc., as a co-borrower under the Facility. The Amendment was made, among other things, to allow the eligible assets of Publishing Solutions Inc. to be included in the Company's borrowing base and to reset the Company's covenant requirements in light of the acquisitions made by the Company during the quarter ended January 31, 1998. As of May 2, 1998 the calculated borrowing base was in excess of $10,000. The Company is operating its business with existing cash reserves and liquidity provided by the Foothill Revolving Credit Facility which, based on current projections, are adequate to finance current operations.

   On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (Plan). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment, and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims has been imputed at 9% per annum. The timing of payments of disputed claims commence with the allowance of the claim by the Bankruptcy Court and may occur at a rate different from the equal quarterly payments made to holders of the allowed general unsecured claims discussed above. At May 2, 1998 the Company had $1,936 of restricted cash which pertains to the settlement of disputed claims in accordance with the Plan.

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

   Restated for the reverse stock split and the payment of the $2.00 per share dividend, as of
   May 2, 1998, the Company's 1994 Long Term Incentive Plan provides for the issuance of 560,000 shares of Common Stock. Options to purchase the Common Stock are awarded at a price not less than 100% of the market price on the date of the grant, become exercisable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. At May 2, 1998 options to purchase 351,049 shares were outstanding at option prices ranging from $2.1875 to $8.2139. The Company has not issued any Preferred Stock. The Common Stock is not subject to conversion or redemption and when issued is fully paid and non-assessable and has no preemptive rights. The Company's warrants issued in accordance with the Plan expired unexercised.

   Note 5 - Commitments and Contingencies

   The Company received creditor claims during its bankruptcy proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. As of May 2, 1998 disputed claims amounted to approximately $8,205. The disputed claims are primarily comprised of environmental and product liability claims. The Company has been notified of various environmental matters in connection with certain current or former Company locations in Illinois, Ohio, Indiana, Pennsylvania, and Rhode Island. The Company is also involved in various other administrative and legal proceedings incidental to its business, including product liability and general liability lawsuits against which the Company is partially insured. The disputed claims are in many cases in excess of recorded reserves. At the present time, it is management's opinion, based on information available to the Company and management's experience in such matters, that the resolution of these legal proceedings is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

   Note 6 - Components of Certain Balance Sheet Accounts

                                            May 2, 1998      July 31, 1997
Accounts receivable:
     Accounts receivable                      $12,744          $11,080
     Allowance for doubtful accounts             (457)            (334)
          Total accounts receivable, net      $12,287          $10,746

Inventories:
     Raw materials and Work-in-process        $   180          $    225
     Finished goods                            12,342            11,668
          Total inventories, net              $12,522           $11,893

   Inventories and cost of goods sold reported in the interim financial statements are based, in part, on accounting estimates relating to inventory obsolescence and differences resulting from periodic physical inventories which are conducted on dates on or about the Company's fiscal year end. Accumulated depreciation deducted from property, plant and equipment was $5,028 at May 2, 1998 and $7,077 at July 31, 1997. The policy of the Company with respect to fully depreciated assets is to adjust the gross cost and accumulated depreciation at the date of disposition, and to recognize gains or losses as incurred. During the quarter ended January 31, 1998 the
   Company recorded adjustments to write off the gross cost and accumulated depreciation values of fully depreciated assets disposed as a result of its exit from machine manufacturing activities. There was no gain or loss recognized, and no impact on depreciation expense as a result of that process.

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

   Note 8 - Earnings Per Share

   In February 1997, Statement of Financial Accounting Standards No.128 "Earnings per Share" ("SFAS 128") was issued by the Financial Accounting Standards Board ("FASB"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. Common share equivalents consisting of common shares issuable on exercise of outstanding options are computed using the treasury method.

   Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion of the results of operations and financial condition presented below should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended July 31, 1997.

   The interim results of operations for the nine months ended May 3, 1997 include the results of two foreign subsidiaries which have been divested. The Company sold its interest in AM Japan Co., Ltd. in September, 1996, and on October 17, 1996, the Company's Canadian subsidiary filed a voluntary assignment in bankruptcy.

   As previously reported, the Company acquired the operating assets of Hanley Graphic Products Company, and purchased all of the outstanding shares of Publishing Solutions Inc. in separate transactions consummated in the second quarter of fiscal 1998. Both acquisitions have been accounted for as purchases and, accordingly, the consolidated financial statements include the post-acquisition results of these operations since their respective acquisition dates. All per share data is presented on a diluted basis.

   Consolidated Results of Operations

                                 Quarter Ended           Nine Months Ended
($ in millions)                 May 2,     May 3,       May 2,      May 3,
                                 1998       1997         1998        1997
Revenues                     $   27.4    $  20.9      $  70.3      $  69.3
Gross margin                      7.1        6.3         18.1         19.1
Gross margin %                   26.1%      30.1%        25.7%        27.5%
Operating expenses                5.8        5.8         15.7         20.3
Unusual items, net (income)         -          -            -         (2.1)
Operating income / (Loss)         1.3        0.5          2.4          0.9
Non-operating expense, net        0.4        0.2          1.0          1.0
Net income/(Loss) before tax $    0.9    $   0.3      $   1.4      $  (0.1)
Net income/(Loss)            $    0.6    $   0.3      $   0.9      $  (0.1)

   Third Quarter

   The net income for the quarter ended May 2, 1998 was $0.6 million ($0.19 per common share), an improvement of $0.3 million ($0.09 per common share) over the prior year comparable period. The improvement in net income reflects the benefit of various operating improvements which have resulted in lower operating expenses, and the positive contributions from the acquisitions made in the second quarter of the current fiscal year.

   Third quarter revenues of $27.4 million increased by $6.6 million over the corresponding prior year period. The 32% increase in revenues was attributable to the acquisition of two regional graphic arts equipment and supply dealers earlier in the year. The operations acquired serve the same customer base as Multigraphics, and further enhance the Company's broad product offering and service capabilities in its Midwestern market. In addition to its growth through acquisition strategy, the Company continued to increase its focus on the distribution of new products and product lines, and the addition of third party service agreements. Market demand, particularly in the in-plant market segment, for the Company's manufactured duplicator press products has experienced long term decline due in part to inroads from competing printing technologies. As a result, the installed base of the Company's duplicator press equipment has declined which has led to decreased sales of duplicator supplies and services. Revenues from acquisitions, new products and service offerings collectively have been more than sufficient to
   offset  the   decline  in   revenues  from   the  discontinuance   of
   unprofitable product lines and other traditional supplies and services, which decreased $1.0 million from the prior year quarter. The Company's primary objective is to achieve continued growth within the graphic arts market by expanding the product offering, enhancing digital support capabilities and increasing market penetration and geographic coverage through selected acquisitions, and believes additional increases in revenues could improve profitability, since the Company has infrastructure and systems capable of absorbing greater volumes of transactions.

   Gross margin  of $7.1  million increased  by  $0.8 million  over  the comparable prior year period. Increased margins derived from the acquired operations and from new products and product lines more than offset the $1.0 million decline in margin from traditional service revenues, and discontinued product lines. As noted above, the Company has sought to replace the revenues previously derived from its historically higher margin manufactured products, with product lines added through distribution agreements, joint ventures, affiliations with third parties, and acquisitions of graphic arts dealers. To offset the lower margin rates, the Company has invested in information systems and has undertaken other reorganization measures to increase efficiency and lower expenses.

   Operating expenses in the third quarter of $5.8 million were equal to the prior year period, but improved significantly as a percent of sales. The improved expense levels were the result of various actions taken by the Company which have lowered headcount, facility and other selling, general and administrative costs, while improving service levels and operational efficiency.

   Nine Months

   For the nine months ended May 2, 1998 the Company had net income of $0.9 million ($0.31 per common share). In the prior year comparable period, the Company had a gain of $2.6 million on the divestiture of its interest in AM Japan Co., Ltd. which reduced its net loss to $0.1 million ($0.02 per common share). Excluding the gain on the divestiture, net operating income improved by $3.5 million in the first nine months.

   Revenues for the nine months ended May 2, 1998 of $70.3 million increased $1.0 million over the corresponding prior year period. The increase was primarily attributable to the acquisitions made in the prior quarter, which have contributed sufficiently to the Company's operations to partially offset the decline in revenues from the prior year divestitures of operations in Japan and Canada, the discontinuance of unprofitable product lines, and the exit from manufacturing duplicator presses which, collectively, had contributed revenues of $7.5 million to the comparable prior year period.

   The Company has developed strategies to increase revenues through product line additions, distribution agreements, joint ventures, third party service agreements and acquisitions, and believes an increase in revenue levels could improve profitability, since the Company has infrastructure and systems capable of absorbing greater volumes of transactions. The Company is now focused on selling supplies, graphic arts equipment and integration services, and providing maintenance service and parts to its chosen markets. The additional revenues generated from acquisitions and investments in infrastructure targeted to improve efficiency in supply chain management have begun to offset the declining demand for products and services historically offered by the Company.

   Gross margin of $18.1 million for the first nine months of 1998 was $1.0 million lower than the comparable prior year period, as the overall margin rate declined 1.8 points to 25.7%. The lower margin rates largely resulted from the shift in revenue mix from the Company's traditional manufactured products and service offerings which historically carried higher margins, but demand for which has been in long term decline, to revenues derived from product lines added through distribution agreements, affiliations with third parties, and acquisitions of graphic arts dealers. In anticipation of the decline in margin rates, the Company has invested in information systems, and has instituted various reorganization measures which have increased operational efficiency and lowered expense levels. It is management's intent to continue execution of its growth through acquisition strategy, while maintaining a focus on cost containment and opportunities to enhance operational efficiencies.

   Operating expenses for the nine months ended May 2, 1998 of $15.7 million were $4.6 million lower than the comparable prior year period. The decrease in expenses was largely due to the divestiture of foreign operations, discontinued product lines and costs associated with the Company's exited manufacturing operation which collectively added $2.4 million to the prior year. The remainder of the decrease in expenses resulted from reductions in selling, general and administrative and corporate expenses as the Company transitioned to a distribution organization.

   Unusual item income in the prior year quarter resulted from a $2.6 million gain on the sale of the Company's majority ownership interest in AM Japan Co., Ltd. in a transaction completed on September 20, 1996, net of a $0.5 million loss recorded on the disposition of net assets employed following the decision to exit distribution of the Xeikon digital color press.

   Non-operating expenses of $1.0 million were equal to the comparable prior year period. Compared to the prior year, interest expense decreased by $1.0 million, primarily due to lower prepetition debt obligations, which have been reduced by scheduled payments, and lower interest costs incurred on postretirement benefit obligations. Interest income was $1.0 million lower in the current year, primarily due to lower investment balances in 1998 largely resulting from payment of a $14.1 million dividend in May, 1997.

   The Company recorded income tax expense of $0.5 million during the nine months ending May 2, 1998. Fresh Start Reporting rules require recognition of tax expense although the Company had no requirement to pay U.S. Federal taxes due to utilization of net operating loss carryforwards available to the Company.


   Liquidity and Capital Resources
   (nine months ended May 2, 1998 and May 3, 1997)

   The Company's cash and cash equivalents were $2.7 million as of May 2, 1998, having decreased $7.7 million from the $10.4 million balance on July 31, 1997. In addition to the decrease in cash balances, net borrowings and other debt increased by $1.2 million during the first nine months of the current year. This overall use of liquidity was primarily attributable to acquisitions of regional graphics arts dealers which the Company completed in the second quarter, as discussed below.

   Operating Activities. In the nine months ended May 2, 1998 the Company had a cash outflow from operating activities of $2.5 million as compared with a cash outflow of $14.3 million in the comparable period ended May 3, 1997. Net income was $0.9 million as compared with a net loss of $0.1 million in the comparable prior year period.

   Accounts receivable decreased by $1.9 million during the first nine months of 1998 and $11.3 million in the first nine months of 1997 as a result of the collection of relatively higher outstanding balances which exist at the inception of each fiscal year and, for the first nine months of 1997, the decrease also resulted from the elimination of revenues related to the phase-out of the Company's manufactured machines and generally improved collection rates. Inventories decreased $2.1 million in 1998 due primarily to lower stocking levels of machines resulting from an increase in drop shipment sales and improving supplies and service parts turnover rates reflective of the transition from a manufacturing to a distribution operation. During the prior year period, inventories increased by $1.2 million primarily as a result of increases in supplies and service parts stock levels to improve product availability. In the first nine months of 1998 accounts payable decreased $2.5 million due to lower inventory purchases and reductions resulting from taking prompt pay discounts offered by vendors. In the prior year period, accounts payable decreased $10.7 million due to a paydown of past due creditors funded with the proceeds received from the divestitures of Sheridan Systems and AM Japan. Other current liabilities were reduced by $5.9 million during the first nine months of 1998 primarily due to payment of $1.6 million of payroll related liabilities, payment of $0.6 million to settle a recourse obligation of a divested operation, and restructuring payments of approximately $1.1 million relating to the Company's phase-out of its manufactured machine product line and other exit costs of a previously divested foreign subsidiary. In the prior year period, other current liabilities declined $15.1 million (exclusive of a $14.1 million liability to record the declaration of the Company's $2.00 per share dividend which was disbursed on May 27, 1997) due primarily to restructuring payments for severance, accrued vacation and a settlement of a lease obligation related to a divested foreign subsidiary.

   Investing Activities. During the second quarter of 1998 the Company acquired Itasca, Illinois based Hanley Graphic Products Company and Akron, Ohio based Publishing Solutions Inc. for a total cost of $5.6 million. These acquisitions were financed from existing cash reserves. During the first nine months of 1997 the Company had capital expenditures of $1.6 million primarily to upgrade systems and equipment, and the Company also received $50.6 million of net proceeds from the divestitures of its Sheridan Systems division and AM Japan subsidiary.

   Financing Activities. During the second and third quarters of 1998 the Company had net borrowings under its Revolving Credit Facility of $4.4 million which occurred as a result of the operating and investing activities discussed above. Payments of general unsecured claims and priority tax claims were $3.2 million in the first nine months of 1998 and $3.1 million in the first six months of 1997 in accord with scheduled Plan payments. In the first quarter of 1997 the Company repaid outstanding borrowings under its Revolving Credit Facility of $5.4 million with proceeds from the divestitures.

   The Company's primary source of financing is its $10 million three year secured revolving credit facility which it entered into in May, 1997. The Company believes that its existing cash reserves and the liquidity provided by the credit facility are sufficient to finance current operations and to support future growth strategies which may include the acquisition of other regional dealers or distributors in the graphic arts industry.


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


   Item 6.   Exhibits


             27   Financial Data Schedule

             (b)  Reports on form 8-K
                  None

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MULTIGRAPHICS, INC.

        Date:     June 10, 1998        /s/ Gregory T. Knipp
                                       Gregory T. Knipp
                                      Vice President and Chief Financial
                                      Officer
                                      (authorized officer and principal
                                      accounting officer)