Form 10-K
period 1998-07-31
MULTIGRAPHICS INC
filed 1998-10-28
CIK 2310

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

                For the fiscal year ended July 31, 1998
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

                            Yes   X      No
              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

              The aggregate market value of voting stock held by nonaffiliates of the Registrant as of October 21, 1998:

   Common Stock, $0.025 par value:                    $8.0 million

              Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes   X      No

              Indicate   the  number  of   shares  outstanding  of   the
   Registrant's classes of common stock as of October 21, 1998:

              2,828,960 shares of Registrant's common stock, par value $0.025 per share.

   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1998 (the "1998 Annual Report") are incorporated by reference into Parts I, II and IV of this report. Portions of Registrant's definitive proxy statement for Registrant's Annual Meeting of Stockholders to be held on December 3, 1998 (the "1998 Proxy Statement") are incorporated by reference into Part III.

                                  PART I

   ITEM 1. BUSINESS

   (a)  General Development of Business and Recent Events.

        1.  Introduction.

            Multigraphics, Inc. is  incorporated in Delaware.   As  used
   herein, "Registrant" or the "Company" means Multigraphics, Inc., and its subsidiaries, unless the context indicates the contrary.

            Registrant  is  a  distributor  of  an  extensive  range  of equipment and supplies and a service provider to the U.S. graphic arts industry. Registrant has completed its transition from a manufacturer of offset duplicating machines to focus solely on distribution of equipment and supplies and providing service to the graphic arts industry. The Registrant sells a variety of equipment,
   systems  and  supplies  under  the  Multigraphics  brand  name   and
   increasingly is selling products carrying the applicable manufacturers' brand names.

            Since December of 1997, the Company has acquired four regional graphic arts dealers as part of its strategy of expanding its target customer base in the in-plant and smaller to mid-size commercial printing market segments. The acquisitions have broadened the Company's product-line, service capabilities and opportunities.

            In the last thirty-six months, as previously reported, Registrant has divested its Sheridan Systems and AM Multigraphics - International business segments. On May 28, 1997, Registrant's stockholders approved a change in corporate name from "AM International, Inc." to "Multigraphics, Inc." to reflect the name known to customers of Registrant's sole remaining business segment, and to reflect the fact that the Company has exited its international operations.

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

            The disposition  of  the AM  Multigraphics  -  International business segment took place in stages, as Registrant divested its unprofitable foreign subsidiaries as well as its 67% interest in AM Japan Co., Ltd. In February, 1996, Registrant's AM International UK Limited subsidiary in England entered into an Administration Proceeding, which resulted in the sale of certain portions of that business. In March, 1996, Registrant sold its Netherlands holding company, including its subsidiaries in the Netherlands, France and Belgium, to a local management buyout team. In September, 1996, Registrant sold its interest in AM Japan Co., Ltd., and on October 17, 1996, Registrant's Canadian subsidiary initiated bankruptcy proceedings.

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

            On August 26, 1993, a hearing was held by the Bankruptcy Court to consider approval of a Disclosure Statement to be distributed to creditors and stockholders of Registrant. After that hearing, and by Order of the Bankruptcy Court dated August 26, 1993, the Second Amended Disclosure Statement (hereinafter the "Disclosure Statement") was approved. Further information on the First Amended Plan of Reorganization as amended by Amendment No. 1 thereto (as so amended the "Reorganization Plan") and the disclosures made in connection therewith, is available in the Disclosure Statement and the Reorganization Plan incorporated herein by reference to Exhibits 28 and 10(A), respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, File No. 1-683.

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

        4.  Corporate Structure of Registrant.

            Registrant, Multigraphics, Inc., was originally incorporated in Delaware in 1924 as Addressograph Securities Corporation. Registrant has had several name changes, one of which was Addressograph-Multigraph Corporation for the period May 6, 1931 to January 2, 1979. As noted above, Registrant changed its name from "AM International, Inc." to "Multigraphics, Inc." on May 28, 1997. Registrant has one active subsidiary, Publishing Solutions Inc.

   (b)  Financial Information About Industry Segments.

            The  information  in  the  section  entitled   "Management's
   Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 to the "Notes to Consolidated Financial
   Statements" under the section entitled "Geographic Segments" contained in the 1998 Annual Report are incorporated herein by reference.

   (c) Narrative Description of Business.

            Registrant is a distributor of equipment and supplies and a service provider to the graphic arts industry, and has exited the engineering and manufacturing of offset duplicating equipment and supplies to focus exclusively on one business segment, distributing equipment and supplies, and providing parts and service, to in-plant, franchise, and commercial printers. The Registrant's strategy is to achieve growth within the graphic arts market by expanding its product offerings, enhancing its digital support capabilities, taking advantage of its unique national service capabilities and increasing market penetration and coverage through a program of acquisitions of regional dealers that compete in the fragmented graphic arts market.

            Since December 1997, Registrant  has acquired four  regional graphic arts dealers which serve the same general customer base as the Registrant. In December, Registrant acquired certain assets of Hanley Graphic Products Company, a graphic arts dealer operating in northern Illinois with annual revenues of over $18 million. In December, Registrant also acquired the stock of Publishing Solutions Inc., a privately held Akron, Ohio based systems integrator with annual revenues of approximately $9 million. In June 1998, the Company acquired certain assets of Chicago based Progressive Lithoplate and Supply Company, which had annual revenues of approximately $5 million. In September of 1998, the Company acquired certain assets of Texas PrePress Systems, Inc., an Austin, Texas based prepress systems integrator with revenues of approximately $2 million.

            The acquisitions complement the Registrant's internal efforts to expand its product offerings, and bring enhanced digital sales and support capabilities, as well as an expanded customer base in the Registrant's key markets. In addition, the Company has undertaken a marketing program focusing on obtaining national service accounts with manufacturers and national retail outlets.

            In the last three years, Registrant has divested its Sheridan Systems and AM Multigraphics - International business units in previously reported transactions. In December of 1996, Registrant and Xeikon, N.V. entered into an agreement, as previously reported, pursuant to which the parties agreed not to renew the distribution agreement under which the Registrant distributed and serviced Xeikon digital color presses in North America.

            Registrant currently has approximately 670 employees in the United States and is headquartered in Mount Prospect, Illinois where, historically, it has manufactured and distributed a broad product line of equipment and supplies and provided services for the graphic arts industry through its own direct sales and service organizations. The Company's products traditionally have included small offset printing equipment, automated copy/duplicating systems, pre and post press products and supplies.

            Presently, the Company has completed its exit from the engineering and manufacturing of offset duplicating equipment to focus entirely on distribution of equipment and supplies and providing services to the graphic arts industry. The Company primarily serves in-plant printers and small to medium sized commercial printers. Declining market demand for the Registrant's traditional offset duplicator products, due to inroads by alternative technologies, resulted in the re-evaluation of its traditional strategy and the decision to exit manufacturing. The Company has licensed the rights to manufacture certain of its offset duplicator products, and therefore has available to it and its customers a continuing supply of offset duplicator products.

            The Company's supplies and equipment offerings consist of consumable products used in the production of printed materials such as films, inks, plates, rubber rollers, cleaning solutions and cotton pads, as well as equipment products such as digital imagesetters, platesetters, presses, folders and cutters. The Registrant tracks various categories of these products, none of which accounts for more than 10% of its revenues.

            The Company's service  and parts  offerings include  service on over 250 models of printing equipment installed in in-plant and small to medium sized commercial print shops, governmental and educational institutions, as well as national retail outlets. The Company has 342 service representatives, and offers service capabilities in all 50 states.

            The following table sets forth the breakdown of revenues among machines, supplies and services in the United States, Canada and Japan for fiscal 1998, 1997 and 1996:

                          1998           1997           1996
   UNITED STATES
        Machines       $12,989        $ 9,407       $ 39,598
        Supplies        41,189         34,440         40,921
        Services        41,073         42,618         47,511
                        95,251         86,465        128,030

   CANADA
        Machines             -            220          4,352
        Supplies             -            363          2,312
        Services             -            462          3,287
                             -          1,045          9,951
   JAPAN
        Machines             -            292         13,574
        Supplies             -            552         11,361
        Services             -            307          5,136
                             -          1,151         30,071
   TOTAL               $95,251        $88,661       $168,052

            Registrant also distributes products through approximately 51 independent dealers selling in approximately 46 countries.

            The principal distribution and service customers of Registrant include in-plant print shops, franchised and independent quick print shops, small to medium sized commercial printers and governmental and educational institutions, and its service customers also include manufacturers and national retail accounts. Registrant has approximately 20,000 customers. No customer accounts for more than 10% of Registrant's revenues.

   5.  Competition and Competitive Conditions.

            The Company operates in a highly competitive market in which price, delivery and customer service are key factors. Historically, the Registrant developed its customer base of in-plant, quick print and small to medium size commercial printers, and governmental and educational institutions through the sale of its proprietary small offset duplicator presses. Because the market for such presses is mature and continues to face competition from
   alternative  technologies,  the  Company  has  had  to  refocus   its
   marketing approach to emphasize its distribution and service capabilities in continuing to serve its market segments.

            As described above, the Company has completed its exit from the manufacture of offset duplicators and has divested certain unprofitable businesses and product lines. These cost reduction efforts have contributed to the Company's return to profitability, and the Company has developed strategies for achieving growth in its traditional markets by expanding its product offerings, enhancing its digital support capabilities, taking advantage of its unique national service organization, and by acquiring regional dealers that serve the same general customer base. The Company has initiated internal sales and marketing programs which have offset the decline in its supplies distribution operations, and has recently acquired four regional dealers to expand its product offerings, digital capabilities and customer base. The Company has also undertaken a marketing program to reverse the long-term decline in its service operations by focusing on manufacturers, franchise accounts and national retail operations which prefer national service capabilities.

            Gross margins have decreased as the Company has ceased its manufacturing operations and switched to product lines obtained through distribution agreements, joint ventures and affiliations with third parties, and acquisitions. To offset the lower margins the Company has invested in information systems and has undertaken other reorganization measures to increase efficiency and lower expenses. These cost reduction efforts continue. The Company has also undertaken marketing efforts to increase both its distribution customer base and its higher margin service revenues.


            The competitive market is also one of heavy regional competition, with hundreds of regional dealers. A consolidation of dealers, distributors and suppliers is occurring, resulting in a consolidation of buying power and distribution cost efficiencies. The Registrant's investments in information systems, distribution outlets and other capabilities, its marketing efforts to expand its business opportunities with existing customers, its leveraging of its national service capabilities, and the addition of new customers and capabilities through acquisitions, are intended to increase the Company's profitability by increasing revenues without incurring proportionate increases in expense levels. Registrant believes that its renewed focus on its traditional customer base, the expansion of its product lines, and its strategy to make acquisitions in the graphic arts industry provide a sound basis for continued growth.

        6.  Cyclical Nature of Business and Liquidity.

            The revenues of Registrant are dependent upon trends in the printing industry, which are a function of (among other factors) overall economic factors and advertising expenditures. Registrant's backlog is less than 5% of annual revenues and is not a material factor in the conduct of the business. Registrant believes that substantially all of this backlog will be shipped during the 1999 fiscal year.

        7.  Research and Development; Patents and Trademarks.

            Although Registrant actively seeks new marketing opportunities, Registrant's research, development and engineering expenditures ceased when the Company exited manufacturing of products.

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

            In 1994  and 1995,  Registrant undertook  the relocation  of its AM Multigraphics operations from its 700,000 square foot manufacturing and office facility in Mt. Prospect to newer, more cost efficient facilities. The project consisted of three parts: (1) relocation of the business offices to a 64,400 square foot facility in Mt. Prospect; (2) relocation of the distribution center to a 79,700 square foot complex in nearby Arlington Heights, Illinois to enhance the Registrant's distribution capabilities; and, (3) the sale of its former Mount Prospect, Illinois facility. The Mt. Prospect and Arlington Heights facilities are leased until 2005 and are the Registrant's principal facilities.


            Registrant leases 16 additional distribution, sales and service facilities throughout the United States with total square footage of 94,600. Registrant believes that the properties and equipment included therein are well maintained, in good operating condition and adequate for the current needs of its operations.

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

   ITEM 4.   SUBMISSION OF MATTERS TO A
             VOTE OF SECURITY HOLDERS

             None.

   ITEM 4(A).     EXECUTIVE OFFICERS OF THE REGISTRANT

             The following is a list of the names and ages, as of October 21, 1998, of all of the executive officers of Registrant and all positions and offices of Registrant held by each person and each such person's occupation or employment on such date and during the preceding five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement.

                                    Positions and Offices Held and
                                    Principal Occupations or Employment

   Name                    Age      During the Past Five Years

   Thomas D. Rooney        51       President and Chief Executive
                                    Officer of the Company since May
                                    28, 1997.  Prior to that date,
                                    Mr. Rooney served as President of
                                    the AM Multigraphics business unit
                                    since August of 1996, and also held
                                    the positions of Vice President of
                                    Registrant since February 1986,
                                    Chief Financial Officer since
                                    August 1993, and Controller and
                                    Chief Accounting Officer of
                                    Registrant from September 1989 to
                                    August 1993.  From 1986 to 1989,
                                    Mr. Rooney was President of
                                    Registrant's former AM Bruning
                                    division, a manufacturer and
                                    distributor of equipment, supplies
                                    and services for the engineering
                                    graphics market.

   Steven R. Andrews       45       Vice President, General Counsel  and
                                    Secretary of  Registrant since  June
                                    1994.     Mr.   Andrews   was   Vice
                                    President,   General   Counsel   and
                                    Secretary  of  Amana  Refrigeration,
                                    Inc.,   a  manufacturer   of   major
                                    household appliances, from  February
                                    1993 to June 1994 and Senior  Deputy
                                    General Counsel  of Registrant  from
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


                                    Positions and Offices Held and
                                    Principal Occupations or Employment

   Name                    Age      During the Past Five Years

   Mark F. Duchesne        41       Vice President, Distribution
                                    Operations since May 27, 1997.   Mr.
                                    Duchesne joined Multigraphics in
                                    January, 1995 as Vice President of
                                    Marketing and Business Development
                                    and was assigned the  responsibility
                                    for distribution operations in
                                    January, 1996.  From January, 1994
                                    to January, 1995 he served as Vice
                                    President of Engineering and
                                    Customer Service for Sheridan
                                    Systems, Dayton, Ohio, formerly a
                                    sister company of Multigraphics
                                    serving the high end newspaper and
                                    publications market.  From 1987 to
                                    1994 Mr. Duchesne served as
                                    Director of Engineering and
                                    Customer Satisfaction for the
                                    Advanced Imaging Products Business
                                    Unit of AM Graphics in Dayton, OH.

   Donald W. Hanigan       60       Vice  President  of  Registrant  and
                                    President, Hanley  Graphic  Products
                                    Division  since  December 11,  1997.
                                    Prior to that,  Mr. Hanigan was  CEO
                                    and  President  of  Hanley   Graphic
                                    Products Company,  a privately  held
                                    graphic   arts   dealer   based   in
                                    Itasca, Illinois.

   Gregory T. Knipp        43       Vice President  and Chief  Financial
                                    Officer since  May  27, 1997.    Mr.
                                    Knipp  was Treasurer  of  Registrant
                                    from September,  1995 to May,  1997.
                                    From 1987  to 1994,  Mr. Knipp  held
                                    several treasury-related  management
                                    positions of  Registrant,  including
                                    that  of  Assistant  Treasurer  from
                                    1994 to  1995.  From  1981 to  1987,
                                    Mr. Knipp  was the  Cash Manager  of
                                    Woodland  Services Co.,  a  spin-off
                                    company  of  Masonite   Corporation.
                                    Prior  to 1981,  Mr.  Knipp  was  an
                                    auditor with  Peat Marwick  Mitchell
                                    & Co.

   Raymond T. Leach        32       Vice President since December 18,
                                    1997 and President, Publishing
                                    Solutions Inc. since July, 1988,
                                    when Mr. Leach and Mr. Stewart
                                    founded Publishing Solutions.  Mr.
                                    Leach is primarily responsible for
                                    Publishing Solutions' national
                                    electronic sales and product
                                    research.

                                    Positions and Offices Held and
                                    Principal Occupations or Employment
   Name                    Age      During the Past Five Years

   Charles T. Richards     54       Vice President, Service Operations
                                    since May 27, 1997.  Mr. Richards
                                    served as Vice President of
                                    Manufacturing from September 1994
                                    to April 1996, and then as Vice
                                    President, Service Business until
                                    May, 1997.  Prior to 1994, Mr.
                                    Richards held a number of  technical
                                    and commercial positions with the
                                    Company.  He joined the Company in
                                    1960.

   Keith E. Stewart        32       Vice President since December 18,
                                    1997 and CEO, Publishing Solutions
                                    Inc. since July 1988, when
                                    Mr. Stewart and Mr. Leach founded
                                    Publishing Solutions.  Mr. Stewart
                                    is primarily responsible for
                                    management of Publishing  Solutions'
                                    general operations and its national
                                    electronic services.

                                PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED
             STOCKHOLDER MATTERS

        (a)   Market and Other Information.

             At the Annual Meeting of Stockholders held on May 28, 1997,
   Registrant's  stockholders  approved  an  amendment  to  the   Second
   Restated Certificate of Incorporation to change the Registrant's corporate name and to reduce the authorized number of shares of all classes of capital stock the Company shall have the authority to issue from fifty million (50,000,000) to ten million (10,000,000), of which five hundred thousand (500,000) may be issued as preferred shares. Registrant's stockholders also approved an amendment to the Second Restated Certificate of Incorporation to effect a 1 for 2 1/2 share reverse stock split (the "Reverse Stock Split") of the issued and outstanding shares of the Registrant's Common Stock, with an increase of the par value from $0.01 per share to $0.025 per share.

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

             At the Annual Meeting of Stockholders held on December 8, 1994, Registrant's stockholders approved the 1994 Long-Term Incentive Plan (the "Plan"). In conjunction therewith, an additional aggregate of 1,400,000 Common Stock shares were made available pursuant to and in accordance with the terms of the Plan, subject to adjustments as provided in Section 6.7 of the Plan. The shares available under the Plan, as well as all awards thereunder, have been adjusted to 560,000 common shares to reflect the 1 for 2-1/2 share Reverse Stock Split effected on May 28, 1997.

             On October 20,  1998, the Registrant's  Board of  Directors
   adopted the 1998 Stock Incentive Plan for Directors, which is intended to align the interests of the Registrant's stockholders and non-employee directors by increasing the proprietary interests of non-employee directors in the Registrant's growth and success, and to enable the Company to attract and retain non-employee directors. A total of 140,000 Common Stock shares are available under the plan for option grants and other stock incentives for the Registrant's non-employee directors.

             For information regarding quarterly stock prices for the Common Stock, see Note 14 to the "Notes to Consolidated Financial Statements" in Registrant's 1998 Annual Report, incorporated herein by reference.

        (b)  Holders.

             As of October 21, 1998, Registrant had approximately 1000 stockholders of record.

        (c)  Dividends.

             On May 27, 1997, Registrant paid a special dividend of $2.00 per share to holders of record as of May 13, 1997. Prior to that time, Registrant had not paid cash dividends on its Common Stock since August 15, 1981. Registrant's current Loan and Security Agreement restricts the payment of dividends. See Note 3 to the "Notes to Consolidated Financial Statements" in Registrant's 1998 Annual Report, incorporated herein by reference.

   ITEM 6.   SELECTED FINANCIAL DATA

             The  information  in  the   section  entitled  "Five   Year
   Financial  Summary"   contained  in   the  1998   Annual  Report   is
   incorporated herein by reference.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The   information   in   the   section   entitled
   "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1998 Annual Report is incorporated herein by reference.

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The "Consolidated Financial Statements", including the Notes thereto and the Report of Arthur Andersen LLP, included in the 1998 Annual Report are incorporated herein by reference.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.
                                 PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             See the information  with respect to  the Directors of  the
   Registrant which is set forth in the section entitled "Election of Directors" of the 1998 Proxy Statement. Except for the paragraphs relating to the remuneration of directors, this section is incorporated herein by reference.

             For information regarding Executive Officers of Registrant, see Item 4(A) of this Report which is incorporated herein by reference.


   ITEM 11.  EXECUTIVE COMPENSATION

             See the information set forth in the sections entitled "Remuneration of Directors" and "Executive Compensation" in the 1998 Proxy Statement which is incorporated herein by reference.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

             See the information set forth in the sections entitled "Principal Stockholders" and "Security Ownership of Directors and Executive Officers" in the 1998 Proxy Statement, which is incorporated herein by reference.


   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             See the section entitled "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement, which is incorporated herein by reference.

                                PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

   (1)      Financial Statements.

            The "Consolidated Financial Statements" including the Notes thereto and the Report of Arthur Andersen LLP dated September 25, 1998 included in the 1998 Annual Report are incorporated herein by reference.

   (2)      Financial Statement Schedule.

            The financial  statement  schedule listed  below  should  be
            read  in   conjunction   with   Registrant's   "Consolidated
            Financial Statements"  including the  Notes thereto
            incorporated herein by reference from the 1998 Annual Report. Schedules not listed here have been omitted because they are not applicable  or they are  immaterial or the required
            information  is  included   in  Registrant's "Consolidated
            Financial Statements" including the Notes thereto.

                                    Schedule                   Page
                                        No.                     No.

            Valuation and
              Qualifying Accounts       II                        17



   (3)      Exhibits.

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

   Dated:  October 27, 1998

                                    MULTIGRAPHICS, INC.
                                         (Registrant)


                                    By  /s/Thomas D. Rooney
                                    Thomas D. Rooney, President and
                                    Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 27, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

                 Signature                           Title

   /s/Jeff M. Moore                        Chairman  of  the  Board
   Jeff Moore                              and Director


   /s/Thomas D. Rooney                     President,  Chief   Executive
   Thomas D. Rooney                        Officer and Director

   /s/Gregory T. Knipp                     Chief    Financial    Officer
   Gregory T. Knipp                        (principal accounting &
                                           financial officer)


   /s/Robert E. Anderson III               Director
   Robert E. Anderson III

   /s/Jeffrey D. Benjamin                  Director
   Jeffrey D. Benjamin

   /s/Robert N. Dangremond                 Director
   Robert N. Dangremond


                                SCHEDULE II

                            MULTIGRAPHICS, INC.
                      VALUATION & QUALIFYING ACCOUNT
                  FOR THE THREE YEARS ENDED JULY 31, 1998
                          (Dollars in Thousands)


                                                   Accounts
                                                  Receivable
                                                   Reserves
   Balance July 31, 1995                          $ 1,312
       Additions Charged to Cost & Expenses           193
       Reclassification to Assets Held for Sale      (171)
       Deductions from Reserve                       (512)

   Balance July 31, 1996                              822
       Additions Charged to Cost & Expenses           150
       Deductions from Reserve                       (637)

  Balance July 31, 1997                               335
          Additions Charged to Cost & Expenses        175
          Deductions From Reserve                    (210)

   Balance July 31, 1998                          $   300

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

   To Multigraphics, Inc.:

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Multigraphics, Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 25, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
   Part IV, Item 14(a)(2) is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in re-lation to the basic financial statements taken as a whole.


   ARTHUR ANDERSEN LLP



   Chicago, Illinois,
   September 25, 1998




                               EXHIBIT INDEX
   No.      Description

   3        Certificate of Incorporation and By-laws
            (A)Second   Restated   Certificate   of   Incorporation   of
               Registrant.*
            (B)By-laws of Registrant effective as of October 13, 1993.*
            (C)Certificate   of  Amendment   to  the   Second   Restated
               Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(B) to Registrant's Report on Form 10-Q filed with the Commission on May 3, 1997).
            (D)Amendment to  Bylaws Of  Registrant effective  as of  May
               27, 1997 (incorporated by reference to Exhibit 3(D) to Registrant's Form 10-K for the year ended July 31, 1997, filed with the Commission October 22, 1997).

   10       Material Contracts
            (A)AM  International,  Inc. 401(k)  Employees'  Savings  and
               Investment Plan, Amendment 1995-1.* **
            (B)Multigraphics,  Inc. Executive Incentive  Compensation
               Plan Fiscal Year 1999.**
            (C)AM  International, Inc.  Retirement  Accumulation  Plan.*
               **

            (D)Letter   Agreement  dated   December  8,   1994   between
               Registrant  and   Steven  R.  Andrews  (incorporated   by
               reference to Exhibit 10(B) to Registrant's Report on Form 10-Q filed with the Commission on March 13,
               1995).**
            (E)Change-In-Control  and  Termination  Benefits  Agreements
               dated July 7, 1995 between Registrant and Messrs. Andrews and Rooney (incorporated by reference to Exhibit 10(H) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1995, filed with the Commission on October 26, 1995.**
            (F)AM  International,  Inc. 1994  Long-Term  Incentive  Plan
               (incorporated by reference to Exhibit 10(A) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1994, filed with the Commission on October 27, 1994).**
            (G)Engagement  Letter   dated  January   27,  1994   between
               Registrant and Jay Alix & Associates (incorporated by reference to Exhibit 10(B) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1994, filed with the Commission on October 27, 1994).**
            (H)AM  International,  Inc. 401(k)  Employees'  Savings  and
               Investment Plan (Restated December 17, 1993, effective January 1, 1989) (incorporated by reference to Exhibit 10(F) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1994, filed with the Commission on October 27, 1994).**
            (I)First  Amended   Plan  of   Reorganization,  as   amended
               September 29, 1993 (incorporated by reference to Exhibit 10(A) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1993, filed with the Commission on October 29, 1993).*
            (J)Amendment   1991-1   to  the   AM   International,   Inc.
               Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10(M) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1991, filed with the Commission on October 29, 1991).**
            (K)AM International, Inc. Supplemental Executive  Retirement
               Plan (incorporated by reference to Exhibit 10(N) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1987, filed with the Commission on October 28, 1987).**
            (L)Retirement   Plan    for   Outside   Directors   of    AM
               International,   Inc.  (incorporated   by  reference   to
               Exhibit 10(Q) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1987, filed with the Commission on October 28, 1987).**
            (M)Amendment to Retirement Plan for Outside Directors of  AM
               International,   Inc.  (incorporated   by  reference   to
               Exhibit 10(M) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1988, filed with the Commission on October 25, 1988).**
            (N)Letter  Agreement  dated as  of  March  3,  1997  between
               Registrant and Steven R. Andrews, filed as Exhibit 10(T) to Registrant's Report on Form 10-K for the year ended July 31, 1997, filed with the Commission on October 22, 1997.**

            (O)Letter Agreement dated April 10, 1997 between  Registrant
               and  Thomas  D.   Rooney,  filed  as  Exhibit  10(U)   to
               Registrant's Report on Form 10-K for the year ended July 31, 1997, filed with the Commission on October 22, 1997.**
            (P)Letter   Agreement  dated   October  29,   1996   between
               Registrant  and   Thomas  D.   Rooney  (incorporated   by
               reference to Exhibit 10.1 of Registrant's Report on Form 10-Q filed with the Commission on December 17, 1996).**
            (Q)Amended and  Restated Loan and  Security Agreement  dated as of  February 19, 1998  between Registrant,  Publishing
               Solutions   Inc.   and   Foothill   Capital   Corporation
               (incorporated   by  reference   to  Exhibit   10(.1)   to
               Registrant's  Report   on  Form  10-Q   filed  with   the
               Commission on March 17, 1998).
            (R)Amendment to Registrant's  1994 Long Term Incentive  Plan
               dated May 1, 1997 (incorporated by reference to Exhibit 10(X) to Registrant's Report Form 10K for the year ended July 31, 1997 field with the commission on October 22,
               1997).**
            (S)Employment Agreements  between Registrant  and Donald  W.
               Hanigan,  Keith   E.  Stewart  and   Raymond  T.   Leach,
               respectively (incorporated  by reference to Exhibit  10.2
               to Registrant's Report on Form 10-Q filed with the commission on March 17, 1998).**
            (T)First Amendment  to Amended and  Restated Loan  Agreement
               between Registrant, Publishing Solutions Inc. and Foothill Capital Corporation dated as of July 30, 1998.

   13       Annual Report to Stockholders for the year ended July 31,
            1998.

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