Form 10-Q
period 1998-10-31
MULTIGRAPHICS INC
filed 1998-12-14
CIK 2310

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

      For Quarterly Period Ended              October 31, 1998


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

                       2,831,814 shares of Registrant's
       Common Stock, $.025 par value, were outstanding as of December 8,
                                     1998.

                                MULTIGRAPHICS, INC.

                                     INDEX



                                                               Page
      PART I -       Financial Information

           Item 1 -  Condensed Consolidated Statement of
                     Operations for the Three Months Ended
                      October 31, 1998 and November 1, 1997
                      (unaudited).                                1

                     Condensed Consolidated Balance Sheet
                     as of October 31, 1998 (unaudited) and
                     July 31, 1998.                               2

                     Condensed Consolidated Statement of
                     Cash Flows for the Three Months Ended
                     October 31, 1998 and November 1, 1997
                     (unaudited).                                 3

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited).                     4 - 8

           Item 2 -  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.                                 9 - 13


      Part II             Other Information

           Item 4-        Submission of Matters to a Vote of
                          Security Holders                        14

           Item 6    -    Exhibits                                14

                        PART I - FINANCIAL INFORMATION
      Item 1 - Financial Statements
                              MULTIGRAPHICS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                   October 31,   November 1,
                                      1998          1997
      Revenues
        Machines and Supplies       $ 15,736     $   10,160
        Services                       9,933         10,540

           Total Revenues             25,669         20,700


      Cost of Sales
        Machines and Supplies         12,483          7,856
        Services                       6,319          7,298

           Total Cost of Sales        18,802          15,154


      Gross Margin                     6,867          5,546
      Operating Expenses
        Selling, general and
        administrative                 6,085          5,053
        Miscellaneous (income)
        expense                           24           (16)

       Total Operating Expenses        6,109          5,037

      Operating income                   758            509

      Non - operating income
      (expense):
        Interest income                 20              120
        Interest expense               (495)          (374)
        Other, net                      (21)              -


      Income Before Taxes                262            255

      Income tax expense                 100             97


      Net income                    $    162     $      158



      Net income per common
      share :
                   Basic            $   0.06     $     0.06



                  Diluted           $   0.06     $     0.06




       Weighted average shares
       of common stock and common stock
       equivalents outstanding (in
       thousands):
                   Basic               2,830          2,815

                   Diluted              2,928          2,815


      The Notes to Consolidated Financial Statements are an integral part of these financial statements.


                              MULTIGRAPHICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollars in thousands, except per share amounts)
                                                     (Unaudited)
                                                      October 31,    July 31,
                                                          1998         1998
      Assets
      Current assets:
      Cash and cash equivalents                           $  2,901     $ 2,869
      Accounts receivable, net                              12,889      14,629
      Inventories, net                                      14,355      13,188
      Prepaid expenses and other
      assets                                                   578         726

      Total current assets                                  30,723      31,412

      Property, plant and
      equipment, net                                         9,285       9,554
      Goodwill                                               3,777       3,681
      Other assets, net                                      1,011         992

      Total assets                                        $ 44,796     $45,639


      Liabilities and Shareholders' Equity
      Current liabilities:
      Short-term borrowings and current
      maturities of long-term debt                        $ 10,543     $10,745
      Accounts payable                                      8,382        7,312
      Service contract deferred income                      11,179      12,013
       Payroll related expenses                              5,827       6,219
       Other                                                 4,752       5,248

      Total current liabilities                             40,683      41,537


      Long-term debt                                         1,016       1,048
      Post-retirement benefit
      obligations                                            8,351       8,626
      Other long-term liabilities                            4,619       4,572

      Total liabilities                                     54,669      55,783


      Shareholders Equity:
      Preferred stock, 0.5 million shares
      authorized; no shares issued
      Common stock, $.025 par value; 9.5
      million shares authorized;                                 -           -
      2,829,526 issued as of October 31, 1998
      and July 31, 1998                                         70          70
      Capital in excess of par value                        22,956      22,847
      Accumulated earnings (deficit)                      (32,899)    (33,061)

      Total shareholders' equity                           (9,873)    (10,144)
      Total liabilities and
      shareholders' equity                               $  44,796    $ 45,639


      The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              MULTIGRAPHICS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)
                                                     Three Months Ended

                                                  October 31,   November 1,
                                                     1998           1997
      Cash Flows from Operating
      Activities:
      Net income                                     $    162      $     158
      Adjustments to reconcile net income
      to cash flow from operating
      activities:
      Depreciation of property, plant
      and equipment                                       457            454
      Amortization of Goodwill                             21              -
      Benefit from operating loss
      carryforwards                                       100             97
      Change in assets and
      liabilities:
      Accounts receivable, net                          1,740          1,976
      Inventory, net                                  (1,167)            994
      Prepaid expenses and other
      assets                                              148            200
      Accounts payable                                  1,070        (1,024)
      Other current liabilities                         (888)        (2,512)
      Other, net                                      (1,022)          (381)

      Cash flow from operating
      activities                                          621           (38)


      Cash Flows from Investing
      Activities:
        Acquisition activities                          (167)              -
        Capital expenditures                            (188)          (147)

      Cash flow from investing
      activities                                        (355)          (147)

      Cash Flows from Financing
      Activities:
      Net borrowings (payments) under
      revolving credit facilities                         960              -
      Payments of Bankruptcy Claims                   (1,094)          (972)
      Payments under capital lease
      arrangements                                      (100)          (170)
      Cash flow from financing activities               (234)        (9,620)

      Increase (decrease) in cash and
      cash equivalents                                     32        (1,327)
      Cash and cash equivalents at
      beginning of period                               2,869         10,376

      Cash and cash equivalents at end
      of period                                      $  2,901      $   9,049



      The Notes to Consolidated Financial Statements are an integral part of these financial statements.


                              MULTIGRAPHICS, INC.
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

      Note 1 - Basis of Presentation

      The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a recurring nature, necessary for fair presentation. Certain prior year amounts have been reclassified to conform with the current year presentation. The accompanying Condensed Consolidated Financial Statements and the related notes should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

      Note 2 - Acquisitions

      In December 1997, the Company purchased all of the outstanding shares of Publishing Solutions Inc., and acquired the operating assets of Hanley Graphic Products Company. Publishing Solutions provides its customers with equipment and systems integration solutions utilizing digital technologies for design, pre-press, imaging, and interactive media applications. Hanley Graphic Products Company is a regional dealer of graphic arts equipment and supplies serving customers in Northern Illinois. In June 1998, the Company acquired the business and certain assets of Progressive LithoPlate and Supply Company, a regional graphic arts dealer serving customers in Northern Illinois. In September 1998, the Company acquired the business and certain assets of Austin, Texas based Texas PrePress Systems, Inc., a regional prepress systems integrator. The aggregate purchase price for the four companies was approximately $6,900 including expenses of the transactions, and could increase by a maximum of $1,950, contingent upon the companies' attainment of certain operating targets over the two years following the acquisition. The excess purchase price over the fair market value of net assets acquired amounts to a preliminary value of $3,840, which will be amortized over a period not to exceed forty years. The allocation of purchase price was based on preliminary estimates, and may be revised at a later date.

      The acquisitions have been accounted for as purchases and, accordingly, the financial statements include results of operations from the respective dates of acquisition. The following pro forma summary presents the results of operations for the current and prior period as though the acquisitions had taken place at the beginning of the prior period. The pro forma amounts give effect to certain adjustments including increased interest expense, goodwill amortization, estimated income tax expense as well as other factors, and do not necessarily reflect the results which would have occurred had the businesses operated as a single entity during such periods, nor are they necessarily indicative of results which may be obtained in the future.

      Note 2    Acquisitions (continued)


                                   Three Months Ended

                                October 31,  November 1,
                                   1998         1997

      Revenues                   $   25,879   $   28,464

      Net Income                 $      165   $      233

      Earnings per
      share:
                Basic            $     0.06   $     0.08
                Diluted          $     0.06   $     0.08


      Note 3 - Borrowing Arrangements

      The Company's short and long-term borrowings are comprised of the following:

                                                 October 31     July 31,
                                                   1998           1998

      Revolving Credit Facility                  $    8,727     $   7,768
      General Unsecured Claims & Priority Tax
      Claims                                          1,171         2,265
      Capital Leases                                  1,661         1,760

                        Total                    $   11,559     $  11,793



      Classified in the Consolidated Balance
      Sheet as follows:
         Short-term                              $   10,543     $  10,745
         Long-term                                    1,016         1,048

                        Total                    $   11,559     $  11,793

      In  May,  1997 the  Company  entered  into a  $10,000  three  year secured Revolving Credit Facility (subject to borrowing base limitations) with Foothill Capital Corporation ("Foothill"). The Revolving Credit Facility includes a $5,000 sub-facility for the issuance of letters of credit. As security for utilization of the Revolving Credit Facility, the Company granted a security interest and general lien upon all of its assets. On February 19, 1998 the Revolving Credit Facility was amended and restated ("the Amendment") to add the Company's wholly owned subsidiary, Publishing Solutions Inc., as a co-borrower under the Facility. The Amendment was made, among other things, to allow the eligible assets of Publishing Solutions Inc. to be included in the Company's borrowing base and to reset the Company's covenant requirements in light of the acquisitions made by the Company during the quarter ended January 31, 1998. On July 30, 1998 the Revolving Credit Facility was amended further to, among other things; (1) grant the Company the ability to increase the Revolving Credit Facility limit in increments of $1,000 up to a maximum limit of $15,000, and (2) extend the expiration date an additional two years to May 30, 2000 plus an automatic one year extension unless terminated pursuant to the terms of the
      Revolving  Credit  Facility.    On  July  31,  1998,  the  Company
      increased the Revolving Credit Facility limit to $11,000 and on November 6, 1998 the Company further increased the Revolving Credit Facility limit to $12,000. On October 31, 1998, the calculated borrowing base was approximately $11,100. As of October 31, 1998, the Company had borrowings of $8,727 under the Revolving Credit Facility and was utilizing approximately $1,829 of the Facility to secure outstanding letters of credit. Interest generally will be charged at a spread of 1% above the reference (i.e. prime) rate of Foothill and can be reduced in 1/2% increments in each of the next two fiscal years if certain performance measures are achieved. As of October 31, 1998, the reference rate was 8.0%. Letter of credit fees are 0.75% per annum plus issuance costs and processing fees. The agreement contains restrictive covenants limiting capital expenditures, restricting the payment of dividends and other payments and providing for quarterly measures of working capital and net worth, among other things. In addition, the agreement limits the Company's ability to borrow or to request letters of credit following a material adverse change as determined by Foothill. As of October 31, 1998, the Company was in compliance with the covenants of the Revolving Credit Facility.

      On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization ("the Plan"). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. The last scheduled quarterly payment was paid during the quarter ended October 31, 1998. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment, and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims has been imputed at 9% per annum. At October 31, 1998 the Company had $2,408 of restricted cash which pertains to the settlement of disputed claims in accordance with the Plan.

      Note 4 - Capital Structure

      The Company has authorized 10,000,000 shares of capital stock with 9,500,000 shares being reserved for issuance as Common Stock and 500,000 shares being reserved for issuance as Preferred Stock. The Company's 1994 Long Term Incentive Plan provides for the issuance of 560,000 shares of Common Stock. Options to purchase the Common Stock are awarded at a price not less than 100% of the market price on the date of the grant, become exercisable at various dates generally from one to four years after the date of grant, and expire ten years after the date
      of grant.   At  October 31, 1998  options  to  purchase 351,983
      shares were outstanding at option prices ranging from $2.1875 to $8.2139 per share.

      On October 20, 1998, the Company's Board of Directors approved the Multigraphics, Inc. 1998 Stock Incentive Plan for Directors. Options to purchase a total of 140,000 shares of the Company's Common Stock are included in the Plan. Under the Plan, each non-employee director received an option for 10,000 shares on October 20, 1998 and will receive an additional 5,000 share option grant on the date of each annual meeting of stockholders, commencing in 1999, at an option exercise price per share equal to the fair market value of a share of Common Stock on the date of grant. Such options are exercisable in part or in full on the date of grant and will expire ten years after the date of grant.

      The Company has not issued any Preferred Stock. The Common Stock is not subject to conversion or redemption and when issued is fully paid an non-assessable and has no preemptive rights.

      Note 5 - Commitments and Contingencies

      The Company received creditor claims during its bankruptcy proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. As of October 31, 1998 disputed claims amounted to approximately $5,205. The disputed claims are primarily comprised of environmental and product liability claims.

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

      The disputed claims in the bankruptcy proceeding and the other legal proceedings are in many cases in excess of recorded reserves. At the present time, it is management's opinion, based on information available to the Company and management's experience in such matters, that the resolution of these legal proceedings is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      Note 6 - Components of Certain Balance Sheet Accounts

                                               October 31,      July 31,
      Accounts receivable:                     1998            1998

       Accounts receivable                   $    13,258       $14,929
       Allowance for doubtful accounts             (369)         (300)

       Total accounts receivable, net        $    12,889       $14,629


      Property, plant and equipment:
      Machinery and equipment                $    12,176       $11,985
      Leasehold improvements                       3,338         3,338

                                             $    15,514     $ 15,323

      Less accumulated depreciation and
      amortization                               (6,229)       (5,769)


      Property, plant and equipment, net     $     9,285       $ 9,554

      Goodwill:
             Goodwill                        $     3,840       $ 3,723
             Amortization                           (63)          (42)

             Goodwill,  net                  $     3,777       $ 3,681

      Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion of the results of operations and financial condition presented below should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended July 31, 1998.

      As previously reported, the Company acquired the operating assets of Hanley Graphic Products Company, and purchased all of the outstanding shares of Publishing Solutions Inc. in separate transactions consummated in the second quarter of fiscal 1998, and in June 1998 the Company acquired the business and certain assets of Progressive Lithoplate and Supply Company. In September 1998 the Company acquired the business and certain assets of Austin, Texas based Texas PrePress Systems, Inc., a regional prepress systems integrator. The acquisitions have been accounted for as purchases and, accordingly, the consolidated financial statements include the post-acquisition results of these operations since their respective acquisition dates. All per share data is presented on a diluted basis.

      Consolidated Results of Operations

                                         Three Months Ended
      ($ in millions)       October 31, 1998    November 1, 1997
      Revenues                    $25.7               $20.7
      Gross margin                  6.9                 5.5
      Gross margin %              26.8%               26.8%
      Operating expenses            6.1                 5.0
      Operating income              0.8                 0.5
      Non-operating
      expense, net                  0.5                 0.2
      Income tax expense            0.1                 0.1
      Net income                   $0.2                $0.2

      The net income for the first quarter ended October 31, 1998 was $0.2 million ($0.06 per common share). In the comparable prior year period, the Company also had net income of $0.2 million ($0.06 per common share).

      First quarter revenues of $25.7 million increased $5.0 million over the comparable prior year period. Since December of 1997, the Company has acquired four regional graphic arts dealers as part of its strategy of expanding its target customer base of small to mid-size commercial printers. The 24% growth in revenues was primarily attributable to the acquisitions of three regional graphic arts dealers which the Company completed in the prior fiscal year, and the September 1998 acquisition of Texas PrePress Systems, a regional prepress systems integrator. These acquisitions complement the Company's internal efforts to expand its product offerings, enhance its digital sales and support capabilities and provide technical service to manufacturers and national accounts.

      Gross margin of $6.9 million increased by $1.4 million over the comparable prior year period, while the overall margin rate remained unchanged. The increased margins derived from the acquired operations and from a favorable sales mix more than offset declines in margin from press products and related services, upon which the Company had historically been dependent, and which have been in long term decline. As previously reported, the Company has pursued a growth strategy to replace the revenues previously derived from its historically higher margin manufactured products with product lines added through distribution agreements, joint ventures, affiliations with third parties and acquisitions of graphic arts dealers. To offset the lower margin rates which accompany those relationships, the Company has invested in information systems and has undertaken other reorganization measures to increase efficiency and lower expenses.

      Selling, general and administrative expenses in the first quarter of $6.1 million increased by $1.1 million over the prior year period, but declined as a percent of sales. The increase in expense levels was primarily the result of the addition of direct sales and sales support personnel related to the acquired businesses. The improved relationship of expenses to revenue levels was the result of various actions taken by the Company to lower headcount, facility and other general and administrative costs, while improving service levels and operational efficiency.

      Non-operating expenses consist primarily of net interest expense, which increased $0.3 million from the prior year. Higher interest costs in the current year quarter were due to borrowings primarily incurred to finance acquisitions. Interest expense related to pre-petition debt obligations decreased $0.1 million from the prior year, and the final scheduled payment obligation was disbursed in September 1998.

      The  Company recorded income  tax expense of  $0.1 million  during its fiscal first quarters of 1999 and 1998. Fresh Start Reporting rules require recognition of tax expense although the Company had no requirement to pay U.S. Federal taxes due to utilization of net operating loss carryforwards available to the Company.

      As noted above and in previous reports, the Company has developed strategies to increase revenues through product line additions, third party service agreements and acquisitions. An increase in revenue levels could improve profitability since the Company has infrastructure and systems, which are capable of absorbing a greater volume of transactions.

      Liquidity and Capital Resources
      (Three months ended October 31, 1998 and November 1, 1997)

      The Company's total cash and cash equivalents was $2.9 million at both July 31, 1998 and October 31, 1998. Although cash balances remained unchanged, debt decreased by $0.2 million during the first quarter of the current year as a $1.1 million decrease in general unsecured bankruptcy claims was largely offset by a $1.0 million increase in revolving credit facility borrowings.

      Operating Activities. In the first quarter ended October 31, 1998 the Company had a cash flow from operating activities of
      $0.6 million as compared to a minimal cash outflow in the comparable period ended November 1, 1997. Net income was $0.2 million in both the current and prior year period.

      Accounts receivable decreased by $1.7 million in the first quarter ended October 31, 1998 and $2.0 million in the comparable period ended November 1, 1997 resulting from collection of the relatively higher outstanding balances which exist at the inception of each fiscal year. In the first quarter ended October 31, 1998, inventories increased $1.2 million due primarily to higher stocking levels of machines and supplies to support the Company's digital product offerings. During the prior year quarter, inventories decreased $1.0 million due primarily to lower stocking levels of machines resulting from an increase in drop shipment sales. Accounts payable increased $1.1 million during the first quarter ended October 31, 1998 due primarily to the higher inventory levels discussed above. During the prior year quarter, accounts payable decreased $1.0 million due to lower inventory purchases and reductions resulting from taking prompt payment discounts with vendors. In the current year first quarter, accrued liabilities were reduced by $0.9 million due primarily to payment of $0.4 million of payroll related liabilities and payments of approximately $0.3 million for severance. During the prior year quarter, accrued liabilities were reduced by $2.5 million primarily due to payment of $1.2 million of payroll related liabilities, payment of $0.6 million to settle a recourse obligation of a divested operation, and other payments of approximately $0.5 million relating to the Company's phase-out of its manufactured machine product line.

      Investing Activities. Cash flows from investing activities are for capital expenditures primarily to upgrade the Company's information systems. In addition, during the first quarter ended October 31, 1998, the Company incurred acquisition expenditures primarily relating to the Company's acquisition of Texas PrePress Systems, Inc.

      Financing Activities. Payments of general unsecured claims were $1.1 million and $1.0 million in the first quarter of 1998 and 1997, respectively. During the first quarter ended October 31, 1998 the Company increased net borrowings under its Revolving Credit Facility by $1.0 million which occurred as a result of the operating, investing, and financing activities discussed above. The Company's primary source of financing is its revolving credit facility which was established in May 1997 and which has been subsequently amended to provide liquidity needed to execute the Company's growth strategy. The Company believes that its existing cash reserves and the liquidity provided by the credit facility are sufficient to finance current operations and support future growth strategies, which may include the acquisitions of other regional dealers or distributors in the graphic arts
      industry.   The  Company may  also seek  to increase  its  capital
      availability to expand its growth strategy beyond its current sources of liquidity.

      YEAR 2000 DISCLOSURE

      The Company's information systems will require certain modifications to enable them to be able to process information without regard to whether the date occurs prior to or after the year 2000. Currently, some information systems do not properly identify a year that begins with "20" instead of the familiar "19". These and similar issues are generally referred to as "Year 2000" issues. The Company's information systems are relatively new, and its recent systems implementation in the Fall of 1997 achieved near compliance in the Company's operating systems and full compliance in its host hardware. Based on the Company's experience in the new system implementation and its analysis of the work remaining, the Company anticipates that expenditures for modifying the systems will be approximately $0.2 million, and the work necessary to complete all modifications and testing will be complete by mid 1999. During the first quarter ended October 31, 1998, the Company expended $0.1 million for Year 2000 modifications. The Company is working with its software and systems licensor in completing this project. Accordingly, the Company does not believe that the remaining actions or the associated costs will be material to the Company's operating results.

      The Company has also undertaken a review of its other equipment and operating systems, and has begun the process of contacting its significant vendors and service providers to assess the possible impact on the Company of such third parties' failure to address Year 2000 issues. Although the Company cannot verify the results of its inquiries of third parties, it has not received any information which would lead it to believe that there will be material problems in obtaining products, supplies and services from its third party service providers and vendors. Nevertheless, any significant or prolonged interruption in the supply of essential services or products could adversely effect the Company's revenues and financial results. Similarly, problems with any significant portion of the Company's 20,000 customers in processing and paying invoices from the Company could result in cash flow shortages and liquidity problems.

      The Company is undertaking to prepare a contingency plan to address potential Year 2000 problems. The systems issues and supplier contacts described above are a part of those efforts. In the event that the Company identifies potential problems with a service provider or other vendor, it will attempt to obtain services and products from other sources. The Company has available to it a broad range of products, however, and it is unlikely that serious shortages will materialize. Similarly, although the Company will have completed and tested its systems capabilities in advance of the year 2000, the Company is preparing to operate without significant portions of its operating and information systems. Customer service representatives are trained to take orders without access to the information systems, purchasing representatives are trained to purchase parts without access to the information systems, and the Company's finance department is preparing to invoice and bill customers without access to the information systems, if necessary. The Company is unable to anticipate whether significant customers or significant numbers of its customers will have difficulty processing and paying its invoices. Moreover, the Company cannot predict or address all possible problems which may be associated with Year 2000 issues.


      FORWARD LOOKING STATEMENTS

      This document contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions and the Company's strategies for growth and expansion. These statements are highly dependent upon a variety of important factors that could cause such results or events to differ materially. These factors include, but are not limited to, changing market conditions, the availability and cost of products, the impact of competitive products and pricing, the continued ability to execute its strategic plans, the continued availability of sources of financing to assist in the execution of the Company's strategic plans, the impact of Year 2000 issues, including, in particular, the ability of customers and
      vendors  to  achieve  Year  2000  compliance,   and  other  risks
      detailed herein and from time-to-time in the Company's Securities and Exchange Commission filings. There can be no assurance that the Company has accurately identified and properly weighed all of the factors that affect market conditions and demand for the Company's products and services, that the public information on which the Company has relied is accurate or complete or that the Company's analysis of the market and demand for its products and services is correct and, as a result, that the strategies based on such analysis will be successful.

      PART II - OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote of Security Holders.

      On December 3, 1998, Registrant held its Annual Meeting of Stockholders for the fiscal year ended July 31, 1998.

      Registrant's stockholders reelected the five incumbent members of the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The Board of Directors consists of Robert E. Anderson III, Jeffrey D. Benjamin, Robert N. Dangremond, Jeff M. Moore, and Thomas D. Rooney.

      Registrant's stockholders also ratified the appointment of Arthur Andersen LLP as the Registrant's independent public accountants for the fiscal year ending July 31, 1999. The vote total was 2,763,575 votes "for", 2,626 votes "against", and 577 votes to "abstain".

      Item 6.   Exhibits

                (a)  Exhibits

                27   Financial Data Schedule

                (b)  Reports on form 8-K
                     None
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MULTIGRAPHICS, INC.

      Date:     December 14, 1998             /s/ Gregory T. Knipp
                                                  Gregory T. Knipp
                                             Vice  President and Chief
                                             Financial Officer
                                    (authorized officer and principal
                                    accounting officer)