Form 10-Q
period 1999-01-30
MULTIGRAPHICS INC
filed 1999-03-16
CIK 2310

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

   For Quarterly Period Ended              January 30, 1999

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

                     2,833,322 shares of Registrant's
           Common Stock, $.025 par value, were outstanding as of
                             March 12, 1999.




                            MULTIGRAPHICS, INC.
   INDEX

                                                                  Page
      PART I -       Financial Information

        Item 1 -  Condensed Consolidated Statement of
                  Operations for the Three and Six Months
                  Ended January 30, 1999 and
                  January 31, 1998 (unaudited).                     1
                  Condensed Consolidated Balance Sheet
                  as of January 30, 1999 (unaudited) and
                  July 31, 1998.                                    2

                  Condensed Consolidated Statement of
                  Cash Flows for the Six Months Ended
                  January 30, 1999 and January 31, 1998
                  (unaudited).                                      3

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited).                         4 - 8

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.  9 - 13

        Item 3 -  Quantitative and Qualitative Disclosures about
                  Market Risk                                      14

   Part II        Other Information

        Item 4-   Submission of Matters to a Vote of Security
                  Holders                                           14

        Item 6-   Exhibits                                          14

                         PART I - FINANCIAL INFORMATION
      Item 1 - Financial Statements
                               MULTIGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                             Three Months Ended     Six Months Ended

                             January     January   January    January
                            30, 1999    31, 1998  30, 1999   31, 1998
   Revenues
    Machines and Supplies    $ 15,650    $ 12,966  $ 31,386    $23,126
    Services                    9,305       9,233    19,238     19,773

        Total revenues         24,955      22,199    50,624     42,899


   Cost of Sales
    Machines and Supplies      12,784      10,292    25,267     18,149
    Services                    6,366       6,543    12,685     13,841

        Total cost of sales    19,150      16,835    37,952     31,990


   Gross Margin                 5,805       5,364    12,672     10,909
   Operating Expenses
    Selling, general and
    administrative              6,075       5,136    12,160     10,188
    Miscellaneous (income)
    expense                       (33)       (350)       (9)      (366)

    Total operating
    expenses                    6,042       4,786    12,151      9,822
   Operating income (loss)       (237)        578       521      1,087
   Non-operating income
   (expense):
    Interest income                17          41        37        161
    Interest expense             (484)       (349)     (979)      (722)
    Other, net                    (20)         (6)      (41)        (6)


   Income (loss) before
   taxes                         (724)        264      (462)        520

   Income tax expense (benefit)  (275)        100      (175)        197


   Net income (loss)          $  (449)   $    164   $  (287)    $   323



   Net income (loss) per common
   share :
               Basic          $ (0.16)    $   0.06  $ (0.10)    $  0.11

              Diluted         $ (0.16)    $   0.06  $ (0.10)    $  0.11



   Weighted average shares of common stock and
   common stock equivalents outstanding
    (in thousands):
               Basic             2,833       2,831    2,832       2,818

              Diluted            2,833       2,893    2,832       2,844

   The Notes to Consolidated Financial Statements are an integral part of these financial statements.



                               MULTIGRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)

                                   (Unaudited)
                                                  January 30,  July 31,
                                                     1999         1998
   Assets
   Current assets:
   Cash and cash equivalents                       $  1,602     $ 2,869
   Accounts receivable, net                          13,392      14,629
   Inventories, net                                  13,312      13,188
   Prepaid expenses and
   other assets                                         450         726

   Total current assets                              28,756      31,412

   Property, plant and equipment, net                 8,976       9,554
   Goodwill                                           4,052       3,681
   Other assets, net                                  1,092         992

   Total assets                                    $ 42,876     $45,639


   Liabilities and Shareholders' Equity
   Current liabilities:   Short-term borrowings and current
   maturities of long-term debt                    $ 10,916     $10,745
   Accounts payable                                   9,787       7,312
   Service contract deferred income                  10,408      12,013
   Payroll related expenses                           4,511       5,504
   Other                                              4,115       5,248

   Total current liabilities                         39,737      40,822

   Long-term debt                                       810       1,048
   Post-retirement benefit obligations                8,188       8,626
   Other long-term liabilities                        4,728       5,287

   Total liabilities                                 53,463      55,783



   Shareholders' Equity:
   Preferred stock, 0.5 million shares authorized;
   no shares issued                                      -           -
   Common stock, $.025 par value;
   9.5 million shares authorized;
   2,833,322 issued as of January 30, 1999
   and 2,829,526 as of July 31, 1998                     70          70
   Capital in excess of par
   value                                             22,691      22,847
   Accumulated earnings (deficit)                   (33,348)    (33,061)
   Total shareholders'equity                        (10,587)    (10,144)

   Total liabilities and
   shareholders' equity                           $  42,876    $ 45,639

   The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            MULTIGRAPHICS, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             (Dollars in thousands, except per share amounts)
                                (Unaudited)
                                                Six Months Ended

                                              January 30,  January 31,
                                                 1999        1998

   Cash Flows from Operating
   Activities:
   Net income                                 $  (287)   $     323
   Adjustments to reconcile net income
   to cash flow from operating
   activities:
   Depreciation of property, plant
   and equipment                                  907          913
   Amortization of goodwill                        41            6
   Benefit from operating loss
   carryforwards                                 (175)         197
   Change in assets and
   liabilities:
   Accounts receivable, net                     1,237        2,308
   Inventory, net                                (124)       2,119
   Prepaid expenses and other assets              276          129
   Accounts payable                             2,475       (3,275)
   Other current liabilities                   (1,744)      (4,268)
   Other, net                                  (2,129)      (1,421)

   Cash flow from operating activities            477       (2,969)


   Cash Flows from Investing
   Activities:
     Acquisition activities                      (462)      (5,415)

     Capital expenditures                        (349)        (270)
   Other                                               20            -
   Cash flow from investing
   activities                                    (791)      (5,685)


   Cash Flows from Financing
   Activities:
   Net borrowings (payments) under revolving
   credit facilities                            1,466        2,975
   Payments of claims                          (2,068)      (1,999)
   Payments under capital lease
   arrangements                                  (351)        (346)


   Cash flow from financing
   activities                                    (953)         630

   Increase (decrease) in cash and
   cash equivalents                            (1,267)      (8,024)
   Cash and cash equivalents at
   beginning of period                          2,869       10,376

   Cash and cash equivalents at end
   of period                                 $  1,602    $   2,352


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

   Note 2 - Acquisitions
   In December 1997, the Company purchased all of the outstanding shares of Publishing Solutions Inc., and acquired the operating assets of Hanley Graphic Products Company. Publishing Solutions provides its customers with equipment and systems integration solutions utilizing digital technologies for design, pre-press, imaging, and interactive media applications. Hanley Graphic Products Company is a regional dealer of graphic arts equipment and supplies serving customers in Northern Illinois. In June 1998, the Company acquired the business and certain assets of Progressive Lithoplate and Supply Company, a regional graphic arts dealer serving customers in Northern Illinois. In September 1998, the Company acquired the business and certain assets of Austin, Texas based Texas PrePress Systems, Inc., a regional prepress systems integrator. The aggregate purchase price for the four acquired companies was approximately $7,213 including expenses of the transactions, and could increase by a maximum of $875, contingent upon the acquired companies' attainment of certain operating targets over the two years following their acquisition. The excess purchase price over the fair market value of net assets acquired amounts to a preliminary value of $4,135, which will be amortized over a period not to exceed forty years.

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


                   Three Months Ended        Six Months Ended

                January 30,   January 31,  January 30,  January 31,
                   1999          1998         1999         1998

   Revenues        $ 24,955    $  25,836     $ 50,834    $ 53,474

   Net Income       $  (449)   $      87      $  (284)   $    243

   Earnings per share:

   Basic            $ (0.16)   $    0.03      $ (0.10)   $   0.09

   Diluted          $ (0.16)   $    0.03      $ (0.10)   $   0.09


   Note 3 - Borrowing Arrangements

   The Company's short and long-term borrowings are comprised of the following:

                                           January 30,   July 31,
                                               1999       1998

   Revolving Credit Facility                 $ 9,233    $  7,768
   Capital Leases                              1,410       1,760
   Other long-term obligations                 1,083       2,265

                    Total                    $11,726    $ 11,793



      Classified in the Consolidated Balance
      Sheet as follows:

         Short-term                          $10,916    $ 10,745
         Long-term                               810       1,048

                       Total                 $11,726    $ 11,793

   In May, 1997 the Company entered into a $10,000 three year secured Revolving Credit Facility (subject to borrowing base limitations) with Foothill Capital Corporation (_Foothill_). The Revolving Credit Facility includes a $5,000 sub-facility for the issuance of letters of credit. As security for utilization of the Revolving Credit Facility, the Company granted a security interest and general lien upon all of its assets. On February 19, 1998 the Revolving Credit Facility was amended and restated (_the Amendment_) to add the Company's wholly owned subsidiary, Publishing Solutions Inc., as a co-borrower under the Facility. The Amendment was made, among other things, to allow the eligible assets of Publishing Solutions Inc. to be included in the Company's borrowing base and to reset the Company's covenant requirements in light of the acquisitions made by the Company during the quarter ended January 31, 1998. On July 30, 1998 the Revolving Credit Facility was amended further to, among other things; (1) grant the Company the ability to increase the Revolving Credit Facility limit in increments of $1,000 up to a maximum limit of $15,000, and (2) extend the expiration date an additional two years to May 30, 2002 plus an automatic one year extension unless terminated pursuant to the terms of the Revolving Credit Facility. The Revolving Credit Facility limit was increased to $11,000 on July 31, 1998, $12,000 on November 6, 1998 and $13,000
   on February 12, 1999. On January 30, 1999, the calculated borrowing base was approximately $11,800. As of January 30, 1999, the Company had borrowings of $9,233 under the Revolving Credit Facility and was utilizing approximately $1,829 of the Facility to secure outstanding letters of credit. Interest generally will be charged at a spread of 1% above the reference (i.e. prime) rate of Foothill and can be reduced by 1/2% at the end of this fiscal year if certain performance measures are achieved. As of January 30, 1999, the reference rate was 7.75%. Letter of credit fees are 0.75% per annum plus issuance costs and processing fees. The agreement contains restrictive covenants limiting capital expenditures, restricting the payment of dividends and other payments and providing for quarterly measures of working capital, income, and net worth, among other things. In addition, the agreement limits the Company's ability to borrow or to request letters of credit following a material adverse change as determined by Foothill. As of January 30, 1999, the Company was in compliance with the covenants of the Revolving Credit Facility.

   Note 4 - Capital Structure

   The Company has authorized 10,000,000 shares of capital stock with 9,500,000 shares being reserved for issuance as Common Stock and 500,000 shares being reserved for issuance as Preferred Stock. The Company's 1994 Long Term Incentive Plan provides for the issuance of 560,000 shares of Common Stock. Options to purchase the Common
   Stock are awarded at a price not less than 100% of the market price on the date of the grant, become exercisable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. At January 30, 1999 options to purchase 351,316 shares were outstanding at option prices ranging from $2.1875 to $8.2139 per share.

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

   Note 5 - Commitments and Contingencies

   The  Company   received  creditor claims during its 1993 bankruptcy
   proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. As of January 30, 1999 disputed claims amounted to approximately $5,105. The disputed claims are primarily comprised of environmental and product liability claims, including one claim for $4.0 million which the Company believes is overstated and for which appropriate reserves have been set.

   The Company has been notified of various environmental matters in connection with certain current or former Company locations in
   Illinois and Ohio. The Company is  also  involved   in  various
   other administrative  and   legal proceedings incidental to its
   business, including product liability and general liability lawsuits against which the Company is partially insured.

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

   Note 6 - Components of Certain Balance Sheet Accounts


                                  January 30,      July 31,
                                          1999             1998

   Accounts receivable:

   Accounts receivable                   $13,758           $14,929
   Allowance for doubtful
   accounts                                 (366)             (300)

   Total accounts receivable, net        $13,392           $14,629
   Property, plant and equipment:
        Machinery and equipment          $12,258           $11,985
        Leasehold improvements             3,338             3,338

                                          15,596            15,323

   Less accumulated depreciation and
   amortization                           (6,620)           (5,769)


   Property, plant and equipment, net    $ 8,976           $ 9,554


   Goodwill:
          Goodwill                       $ 4,135           $ 3,723
          Accumulated amortization           (83)              (42)
          Goodwill,  net                 $ 4,052           $ 3,681


   Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion of the results of operations and financial condition presented below should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended July 31, 1998.

   As previously reported, the Company acquired the operating assets of Hanley Graphic Products Company, and purchased all of the outstanding shares of Publishing Solutions Inc. in separate transactions consummated in the second quarter of fiscal 1998, and in June, 1998 the Company acquired the business and certain assets of Progressive Lithoplate and Supply Company. In September 1998 the Company acquired the business and certain assets of Austin, Texas based Texas Prepress Systems, Inc., a regional prepress systems integrator. The acquisitions have been accounted for as purchases and, accordingly, the consolidated financial statements include the post-acquisition results of these operations since their respective acquisition dates. All per share data is presented on a diluted basis.

   Consolidated Results of Operations

                               Three Months Ended     Six Months Ended

   ($ in millions)               January   January   January    January
                                 30, 1999  31, 1998  30, 1999   31, 1998

   Revenues                       $25.0     $22.2     $50.6      $42.9
   Gross margin                     5.8       5.4      12.7       10.9
   Gross margin %                  23.3%     24.2%     25.0%      25.4%
   Operating expenses               6.0       4.8      12.2        9.8
   Operating income (loss)         (0.2)      0.6       0.5        1.1
   Non-operating expense, net       0.5       0.3       1.0        0.6
   Income tax expense
   (benefit)                       (0.3)      0.1      (0.2)       0.2
   Net income (loss)              $(0.4)     $0.2     $(0.3)      $0.3


   Second Quarter

   Second quarter revenues of $25.0 million increased by $2.8 million over the comparable prior year period. Since December 1997, the Company has acquired four regional graphic arts dealers as part of its strategy of expanding its target customer base in the in-plant and small to mid-size commercial printing market segments. The growth in revenues was attributable to the acquisitions of regional graphic arts dealers. Revenues from acquired companies more than offset the historic revenue erosion from the Company's duplicator supply and service customers. Market demand for digital prepress equipment was weaker than expected during the quarter, however, demand for these
   products is  cyclical.   The acquisitions  complement  the Company's
   internal efforts to expand its product offerings, and bring enhanced digital sales and support capabilities and an expanded customer base in the Company's traditional markets.

   Gross margin of $5.8 million increased by $0.4 million over the comparable prior year period, while the overall margin rate decreased by 0.9 percentage points. The increased margins derived from the acquired operations, new products and product lines more than offset declines in margin from press products and related services, upon which the Company had historically been dependent, and which have been in long term decline. The lower margin rate in the current year quarter reflects the impact of a changing customer base and product mix, which includes more branded items. As previously reported, the Company has pursued a growth strategy to replace the revenues previously derived from its historically higher margin manufactured products, with product lines added through distribution agreements, joint ventures, affiliations with third parties and acquisitions of graphic arts dealers. To offset the lower margin rates which accompany those relationships, the Company has invested in information systems and has undertaken other reorganization measures to increase efficiency and lower expenses.

   Operating expenses in the second quarter of $6.0 million increased by $1.2 million over the prior year period, largely due to the addition of sales personnel and related expenses of the acquired entities.

   Lower than expected revenues during the quarter resulted in the second quarter operating loss. To address the revenue shortfall, over the course of the past six months, the Company has expended significant efforts to secure new customers and new distribution agreements with manufacturers. The results of these efforts have led to significant new account activity which will be reflected in the third and fourth quarters. The Company expects to be profitable in the third and fourth quarters and for the full fiscal year.

   Non-operating expenses consist primarily of net interest expense, which increased $0.2 million from the prior year. Higher interest costs in the current year quarter were due to borrowings primarily incurred to finance acquisitions. Interest expense related to pre-petition debt obligations decreased $0.1 million from the prior year. The final scheduled prepetition payment obligation was disbursed in September 1998.

   Six Months

   Revenues for the first six months of $50.6 million increased by $7.7 million over the prior year comparable period. The 18% growth in revenues was primarily attributable to the acquisitions of the regional graphic arts dealers which the Company completed in the prior fiscal year and the September 1998 acquisition of Texas PrePress Systems, a regional prepress systems integrator. The acquisitions complement the Company's internal efforts to expand its product offerings, and bring enhanced digital sales and support capabilities as well as an expanded customer base in the Company's
   traditional markets.   Gross margin of $12.7 million for  the first
   six months increased by $1.8 million compared to the prior year, largely as a result of the increased revenue volume in the current year.

   Operating expenses in the first six months of $12.2 million increased by $2.4 million compared to the prior year period, but decreased as a percent of sales. The increased expense levels were largely due to the addition of sales personnel from the acquired entities. Non-operating expenses of $1.0 million increased by $0.4 million, primarily due to higher net interest expense on debt resulting from acquisition financing.

   As noted above and in previous reports, the Company has developed strategies to increase revenues through product line additions, third party service agreements and acquisitions. An increase in revenue levels could improve profitability since the Company has infrastructure and systems which are capable of absorbing a greater volume of transactions.

   Liquidity and Capital Resources
   (Six months ended January 30, 1999 and January 31, 1998)

   Cash balances at January 30, 1999 were $1.6 million, having decreased by $1.3 million from July 31, 1998. The reduction was due primarily to settlement of bankruptcy claims that were paid out of existing cash reserves. Although cash decreased during the six months, short-term debt increased by approximately $0.2 million. A $1.5 million increase in revolver borrowings was largely offset by a reduction in general unsecured bankruptcy claims.

   Operating Activities. During the six months ended January 30, 1999 the Company had positive cash flow from operating activities of $0.5 million, which was a $3.5 million improvement over the $3.0 million outflow in the comparable prior year period. The net loss for the current period was $0.3 million, compared to net income of $0.3 million in the comparable prior year period. Accounts receivable decreased by $1.2 million in the current year and $2.3 million in the comparable prior year period, while collection rates were lower in the current year period primarily due to higher equipment sales which historically take longer to collect. Inventory balances have remained fairly stable in the current year. In the prior year period, inventory decreased by $2.1 million due primarily to lower stocking levels of machines. Accounts payable increased by $2.5 million during the current year due to extended payment terms with vendors. In the prior year period, accounts payable decreased by
   $3.3 million  due  to  lower  inventory  purchases.    Other  current
   liabilities decreased by $1.7 million during the current year, largely due to payment of $1.0 million in payroll related liabilities and payment of $0.4 million in product liability claims and settlement fees. Current liabilities decreased by $4.3 million in the prior year due primarily to payment of payroll related liabilities, settlement of a recourse obligation of a divested subsidiary, costs related to the phase out of the Company's manufactured machine product line and other exit costs of a divested foreign
   subsidiary.    During  the current  year,  other  liabilities
   decreased by $2.1 million due to a seasonal reduction of $1.6 million in deferred service liabilities and payment of $0.4 million of post retirement related liabilities. In the prior year, other liabilities decreased by approximately $1.4 million mainly due to payment of post retirement related liabilities and the seasonal reduction in deferred service liabilities.

   Investing Activities. Current year investing activities resulted in a cash outflow of approximately $0.8 million. This outflow was the result of $0.5 million in acquisition related expenditures. Capital expenditures of $0.3 million were for computers, software and other related equipment. The prior year comparable period cash outflow of $5.7 million was mainly related to the acquisitions of Hanley Graphic Products Company and Publishing Solutions Inc.

   Financing Activities. During the six months ended January 30, 1999, financing activities resulted in a cash outflow of $1.0 million. During the period, net revolver borrowings increased by $1.5 million compared to the prior year increase of $3.0 million. Payments of $2.1 million were for general unsecured bankruptcy claims during the period. Current year payments under capital lease arrangements were $0.4 million.

   The Company's primary source of financing is its revolving credit facility which was established in May, 1997 and which has been subsequently amended to provide liquidity needed to execute the Company's growth strategy. The Company believes that its existing cash reserves and the liquidity provided by the credit facility are sufficient to finance current operations. The Company also intends to seek to increase its capital availability to support its growth strategy which may include the acquisition of other regional graphic arts dealers.

   YEAR 2000 DISCLOSURE
   The Company's information systems will require certain modifications to enable them to be able to process information without regard to whether the date occurs prior to or after the year 2000. Currently, some information systems do not properly identify a year that begins with _20_ instead of the familiar _19_. These and similar issues are generally referred to as _Year 2000_ issues. The Company's information systems are relatively new, and its recent systems implementation in the Fall of 1997 achieved near compliance in the Company's operating systems and full compliance in its host hardware. Based on the Company's experience in the new system implementation and its analysis of the work remaining, the Company anticipates that expenditures for modifying the systems will be approximately $0.3 million, and the work necessary to complete all modifications and testing will be complete by mid 1999. During the first six months ended January 30, 1999, the Company expended $0.2 million for Year 2000 modifications. The Company is working with its software and systems licensor in completing this project. Accordingly, the Company does not believe that the remaining actions or the associated costs will be material to the Company's operating results.

   The Company has also undertaken a review of its other equipment and operating systems, and has contacted its significant vendors and service providers to assess the possible impact on the Company of such third parties' failure to address Year 2000 issues. Although the Company cannot verify the results of its inquiries of third parties, it has not received any information which would lead it to believe that there will be material problems in obtaining products, supplies and services from its third party service providers and vendors. Nevertheless, any significant or prolonged interruption in the supply of essential services or products could adversely effect the Company's revenues and financial results. Similarly, problems with any significant portion of the Company's 20,000 customers in processing and paying invoices from the Company could result in cash flow shortages and liquidity problems.

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

   FORWARD LOOKING STATEMENTS

   This document contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the Company's strategies for growth and expansion, and third and fourth quarter operating results, as well as results for the entire fiscal year. These statements are highly dependent upon a variety of important factors that could cause such results or events to differ materially from those expressed or implied in such statements. These factors include, but are not limited to, changing market conditions, the availability and cost of products, the impact of competitive products and pricing, the Company's ability to execute its strategic plans, including the integration of acquired businesses, the continued availability of sources of financing to assist in the execution of the Company's strategic plans, and other risks detailed herein and from time-to-time in the Company's Securities and Exchange Commission filings. There can be no assurance that the Company has accurately identified and properly weighed all of the factors that affect market conditions and demand for the Company's products and services, that the public information on which the Company has relied is accurate or complete or that the Company's analysis of the market and demand for its products and services is correct and, as a result, that the strategies based on such analysis will be successful.

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

   The company is exposed to market risk related to change in interest rates. At January 30, 1999, the Company had approximately $9.2 million of debt outstanding on a revolving credit facility with floating interest rates tied to the prime rate. If this rate was to increase 10 percent, the increase in interest payments would not have a material impact on the Company's net income or cash flows. In addition, the Company has fixed rate financing arrangements under capital lease obligations in the amount of $1.4 million. A 10 percent change in interest rates would not have a material impact on the fair market value of this debt.

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

   Registrant's stockholders also ratified the appointment of Arthur Andersen LLP as the Registrant's independent public accountants for the fiscal year ending July 31, 1999. The vote total was 2,763,575 votes _for_, 2,626 votes _against_, and 577 votes to _abstain_.

   Item 6.   Exhibits

             (a)            Exhibits

             10             Material Contracts
             (a)            1998  Stock  Incentive  Plan  for  Directors
                  (incorporated by reference to Exhibit 99.1 to Registrants' Registration Statement on Form S-8 (File No. 333-67069)).
             (b)            Form of  Stock  Option  Agreement  for  Non-
                  Employee  Directors  (incorporated  by  reference   to
                  Exhibit 99.2 to Registrants' Registration Statement on Form S-8 (File No. 333-67069)).

             27   Financial Data Schedule

             (b)  Reports on form 8-K
                  None
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MULTIGRAPHICS, INC.

   Date:     March 15, 1999      /s/ Gregory T. Knipp
                                 Gregory T. Knipp
                                 Vice President and Chief Financial
                                 Officer
                                 (authorized officer and principal
                                 accounting officer)


                                EXHIBITS

             No.          Description

             10             Material Contracts
             (a)            1998  Stock  Incentive  Plan  for  Directors
                  (incorporated by reference to Exhibit 99.1 to Registrants' Registration Statement on Form S-8 (File No. 333-67069)).
             (b)            Form of  Stock  Option  Agreement  for  Non-
                  Employee  Directors  (incorporated  by  reference   to
                  Exhibit 99.2 to Registrants' Registration Statement on Form S-8 (File No. 333-67069)).

             27   Financial Data Schedule