Form 10-Q
period 1999-05-01
MULTIGRAPHICS INC
filed 1999-06-14
CIK 2310

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

   For Quarterly Period Ended              May 1, 1999


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

                     2,833,322 shares of Registrant's
   Common Stock, $.025 par value, were outstanding as of June 11, 1999.

                            MULTIGRAPHICS, INC.

                                   INDEX


                                                               Page
   PART I -       Financial Information

        Item 1 -  Condensed Consolidated Statement of
                  Operations for the Three and Nine Months
                  Ended May 1, 1999 and
                  May 2, 1998 (unaudited).                          1

                  Condensed Consolidated Balance Sheet
                  as of May 1, 1999 (unaudited) and
                  July 31, 1998.                                    2

                  Condensed Consolidated Statement of
                  Cash Flows for the Nine Months Ended
                  May 1, 1999 and May 2, 1998
                  (unaudited).                                      3

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited).                          4 - 8

        Item 2 -  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.            9 - 13

        Item 3 -  Quantitative and Qualitative Disclosures about Market
                  Risk                                              14

   Part II             Other Information

        Item 6    -    Exhibits                                     14

                      PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            MULTIGRAPHICS, INC.

              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (Dollars in thousands, except per share amounts)
                            (Unaudited)

                               Three Months Ended     Nine Months
                                                         Ended

                              May 1,    May 2,     May 1,    May 2,
                                1999     1998       1999       1998
   Revenues
    Machines and Supplies     $20,735 $   16,806  $ 52,121  $   39,932
    Services                   10,364     10,625    29,602      30,398

       Total revenues          31,099     27,431    81,723      70,330


   Cost of Sales
    Machines and Supplies      16,763     12,916    41,920      31,065
    Services                    6,799      7,350    19,594      21,191

       Total cost of sales     23,562     20,266    61,514      52,256


   Gross Margin                 7,537      7,165    20,209      18,074

   Operating Expenses
    Selling, general and
    administrative              6,252      5,832    18,412      16,020
    Miscellaneous (income)
    expense                         3        (2)       (6)       (368)

    Total operating expenses    6,255      5,830    18,406      15,652

   Operating income             1,282      1,335     1,803       2,422

   Non-operating (income)
   expense:
    Interest income               (7)       (32)      (45)       (193)
    Interest expense              570        453     1,550       1,175
    Other, net                     21         18        62          24


   Income before taxes            698        896       236       1,416

   Income tax expense             265        341        90         538


   Net income                    $433       $555      $146        $878

   Net income per common
   share :
               Basic            $0.15      $0.20     $0.05       $0.31

               Diluted           $0.15      $0.19     $0.05      $0.30

   Weighted average shares of
   common stock and common
   stock equivalents
   Outstanding(in thousands):
               Basic            2,833      2,818     2,832       2,816

               Diluted          2,854      2,919     2,898       2,879



   The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            MULTIGRAPHICS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
             (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                            May 1,      July 31,
                                             1999         1998
   Assets
   Current assets:
       Cash and cash equivalents           $   1,401    $  2,869
       Accounts receivable, net               14,606      14,629
       Inventories, net                       12,838      13,188
       Prepaid expenses and other assets         643         726

   Total current assets                       29,488      31,412


   Property, plant and equipment, net          8,682       9,554
   Goodwill                                    4,032       3,681
   Other assets, net                           1,127         992

   Total assets                            $  43,329    $ 45,639



   Liabilities and Shareholders' Equity
   Current liabilities:
   Short-term borrowings and current
   maturities of long-term debt           $   11,802    $ 10,745
       Accounts payable                       10,892       7,312
       Service contract deferred income        8,510      12,013
       Payroll related expenses                4,965       5,504
       Other                                   3,446       5,248

   Total current liabilities                  39,615      40,822


   Long-term debt                                721       1,048
   Post-retirement benefit obligations         8,235       8,626
   Other long-term liabilities                 4,636       5,287

   Total liabilities                          53,207      55,783

   Shareholders' Equity:
   Preferred stock, 0.5 million shares
   authorized; no shares issued                    -           -
   Common stock, $.025 par value; 9.5
   million shares authorized;
   2,833,322 issued as of May 1, 1999 and
   2,829,526 issued as of July 31, 1998           70          70
       Capital in excess of par value         22,967      22,847
       Accumulated earnings (deficit)       (32,915)    (33,061)

   Total shareholders' equity                (9,878)    (10,144)


   Total liabilities and shareholders'
   equity                                  $  43,329    $ 45,639


          The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            MULTIGRAPHICS, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             (Dollars in thousands, except per share amounts)
                                (Unaudited)
                                              Nine Months Ended

                                              May 1,      May 2,
                                               1999        1998
   Cash Flows from Operating
   Activities:
   Net income                                 $   146      $  878
   Adjustments to reconcile net income to
   cash flow from operating activities:
     Depreciation of property, plant and
     equipment                                  1,400       1,377
     Amortization of goodwill                      61          30
     Benefit from operating loss
     carryforwards                                 90         538
     Change in assets and liabilities:
      Accounts receivable, net                     23       1,868
      Inventories, net                            350       2,136
      Prepaid expenses and other assets            83          48
      Accounts payable                          3,580     (2,492)
      Service contract deferred income        (3,503)     (1,904)
      Other current liabilities               (1,992)     (5,866)
      Other, net                                (537)         931

   Cash flow from operating activities          (299)     (2,456)


   Cash Flows from Investing Activities:
     Acquisition activities                     (462)     (5,612)
     Capital expenditures                       (575)       (321)
     Proceeds from the disposition of PP&E         47           -

   Cash flow from investing activities          (990)     (5,933)


   Cash Flows from Financing Activities:
     Net borrowings under revolving credit
     facilities                                 2,459       4,367
     Payments of Claims                        (2,188)     (3,161)
     Payments under capital lease
     arrangements                               (450)       (527)

   Cash flow from financing activities          (179)         679


   Decrease in cash and cash equivalents      (1,468)     (7,710)
   Cash and cash equivalents at
   beginning of period                          2,869      10,376

   Cash and cash equivalents at
   end of period                              $ 1,401      $2,666


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

                    Three Months Ended      Nine Months Ended

                    May 1,     May 2,     May 1,       May 2,
                     1999      1998        1999         1998
   Revenues         $31,099    $28,088     $81,933     $81,562

   Net Income       $   433    $   479     $   149     $   722

   Earnings per share:
     Basic          $  0.15    $  0.17     $  0.05     $  0.26
     Diluted        $  0.15    $  0.17     $  0.05     $  0.25


   Note 3 - Borrowing Arrangements

   The Company's short and long-term borrowings are comprised of the following:

                                             May 1,    July 31,
                                              1999       1998
      Revolving Credit Facility              $10,226    $  7,768
      Capital Leases                           1,311       1,760
      Other short-term obligations               986       2,265

                    Total                    $12,523    $ 11,793



   Classified in the Consolidated Balance
   Sheet as follows:
      Short-term                             $11,802    $ 10,745
      Long-term                                  721       1,048

                    Total                    $12,523    $ 11,793

   In May, 1997 the Company entered into a $10,000 three year secured Revolving Credit Facility (subject to borrowing base limitations) with Foothill Capital Corporation (_Foothill_). The Revolving Credit Facility includes a $5,000 sub-facility for the issuance of letters of credit. As security for utilization of the Revolving Credit Facility, the Company granted a security interest and general lien upon all of its assets. On February 19, 1998 the Revolving Credit Facility was amended and restated (_the Amendment_) to add the Company's wholly owned subsidiary, Publishing Solutions Inc., as a co-borrower under the Revolving Credit Facility. The Amendment was made, among other things, to allow the eligible assets of Publishing Solutions Inc. to be included in the Company's borrowing base and to reset the Company's covenant requirements in light of the acquisitions made by the Company during the quarter ended January 31, 1998. On July 30, 1998 the Revolving Credit Facility was amended further to, among other things; (1) grant the Company the ability to increase the Revolving Credit Facility limit in increments of $1,000 up to a maximum limit of $15,000, and (2) extend the expiration date an additional two years to May 30, 2002 plus an automatic one year extension unless terminated pursuant to the terms of the Revolving Credit Facility. The Revolving Credit Facility limit was increased to $11,000 on July 31, 1998, $12,000 on November 6, 1998 and $13,000
   on February 12, 1999. On May 1, 1999, the calculated borrowing base was approximately $13,000. As of May 1, 1999, the Company had borrowings of $10,226 under the Revolving Credit Facility and was utilizing approximately $1,829 of the Facility to secure outstanding letters of credit. Interest generally will be charged at a spread of 1% above the reference (i.e. prime) rate of Foothill and can be reduced by 1/2% at the end of this fiscal year if certain performance measures are achieved. As of May 1, 1999, the reference rate was 7.75%. Letter of credit fees are 0.75% per annum plus issuance costs and processing fees. The agreement contains restrictive covenants limiting capital expenditures, restricting the payment of dividends and other payments and providing for quarterly measures of working capital, income, and net worth, among other things. In addition, the agreement limits the Company's ability to borrow or to request letters of credit following a material adverse change as determined by Foothill. As of May 1, 1999, the Company was in compliance with the covenants of the Revolving Credit Facility.

   Note 4 - Capital Structure

   The Company has authorized 10,000,000 shares of capital stock with 9,500,000 shares being reserved for issuance as Common Stock and 500,000 shares being reserved for issuance as Preferred Stock. The Company's 1994 Long Term Incentive Plan provides for the issuance of 560,000 shares of Common Stock. Options to purchase the Common
   Stock are awarded at a price not less than 100% of the market price on the date of the grant, become exercisable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. At May 1, 1999 options to purchase 345,866 shares were outstanding at option prices ranging from $2.1875 to $8.2139 per share.

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


   Note 5 - Commitments and Contingencies

   The Company received creditor claims during its 1993 bankruptcy proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. As of May 1, 1999 disputed claims amounted to approximately $5,105. The disputed claims are primarily comprised of environmental and product liability claims, including one claim for approximately $4,000 which the Company believes is overstated and for which the Company believes appropriate reserves have been set.

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

   Note 6 - Components of Certain Balance Sheet Accounts

   The components of certain balance sheet accounts are
   as follows:
                                         May 1,          July 31,
                                          1999             1998
   Accounts receivable:
        Accounts receivable              $15,019           $14,929
        Allowance for doubtful accounts    (413)             (300)

        Total accounts receivable, net   $14,606           $14,629

   Property, plant and equipment:
        Machinery and equipment          $12,407           $11,985
        Leasehold improvements             3,338             3,338

                                          15,745            15,323

        Less accumulated depreciation
        and amortization                 (7,063)           (5,769)


        Property, plant and equipment,
        net                              $ 8,682           $ 9,554


   Goodwill:
          Goodwill                       $ 4,135           $ 3,723
          Accumulated amortization         (103)              (42)

          Goodwill,  net                 $ 4,032           $ 3,681




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


   Consolidated Results of Operations

   ($ in millions)             Quarter Ended      Nine  Months Ended

                             May 1,     May 2,    May 1,      May 2,
                             1999       1998      1999        1998

   Revenues                   $  31.1   $  27.4    $  81.7    $  70.3
   Gross Margin                   7.5       7.1       20.2       18.1
   Gross Margin %               24.2%     26.1%      24.7%      25.7%
   Operating Expenses             6.2       5.8       18.4       15.7
   Operating Income               1.3       1.3        1.8        2.4
   Non-operating expenses,
   net                            0.6       0.4        1.6        1.0
   Net income  before tax         0.7       0.9        0.2        1.4
   Net Income                 $   0.4   $   0.6    $   0.1    $   0.9


   Third Quarter

   The net income  for the quarter  ended May 1,  1999 was $0.4  million
   ($0.15 per common share). In the comparable prior year period, the Company had a profit of $0.6 million ($0.19 per common share).
   Current quarter revenues were more heavily weighted with machine sales, which carry margin rates relatively lower than the Company's supply and service product offerings. This sales mix reduced the overall margin rate. Selling expenses and interest costs increased over prior year levels, both as a result of the previously reported acquisition activities, leading to the lower net income.

   Third quarter revenues of $31.1 million increased by $3.7 million over the corresponding prior year period. Since December of 1997, the Company has acquired four regional graphic arts dealers to expand its target customer base in the in-plant and smaller to mid-size commercial printing market segments. The growth in revenues was primarily attributable to the acquisitions of three regional graphic arts dealers which the Company completed in the prior fiscal year, and the September 1998 acquisition of Texas PrePress Systems, a regional prepress systems integrator. These acquisitions complement the Company's internal efforts to expand its product offerings, and bring enhanced digital sales and support capabilities and an expanded customer base in the Company's traditional markets. The Company's primary objective is to achieve continued growth within the graphic arts market by expanding the product offering, enhancing digital support capabilities and increasing market penetration and geographic coverage through selected acquisitions. Company management believes that additional increases in revenues could improve profitability, since the Company has infrastructure and systems capable of absorbing greater volumes of transactions.

   Gross margin  of $7.5  million increased  by  $0.4 million  over  the comparable prior year period, while the overall margin rate decreased by 1.9 basis points.  The increased margins derived from the acquired operations, new products and product lines more than offset  declines in margin from press  products and related  services, upon which  the
   Company had historically been dependent, and which have been in  long
   term decline.   The lower  margin rate  in the  current year  quarter
   resulted from a sales mix more  heavily weighted with machines  which carry margin rates  relatively lower  than the  Company's supply  and service product offerings.  As previously reported,  the Company  has pursued a growth strategy to replace the revenues previously  derived from its  historically  higher  margin  manufactured  products,  with product lines added through distribution agreements, joint  ventures, affiliations with  third parties  and  acquisitions of  graphic  arts
   dealers.   To offset  the lower  margin rates  which accompany  those relationships, the Company  has invested in  information systems  and has undertaken other reorganization  measures to increase  efficiency and lower expenses.

   Selling, general and administrative expenses in the third quarter  of
   $6.2 million increased by  $0.4 million over  the prior year  period, largely due to the addition of  sales personnel, and higher  variable
   expenses related  to the  increasing revenue  levels.   The  improved
   relationship of expenses to revenue levels was the result of  various actions taken by the Company to  lower headcount, facility and  other general and administrative costs, while improving service levels  and operational efficiency.

   Non-operating expenses  consist primarily  of net  interest  expense, which increased $0.2 million  from the prior  year.  Higher  interest costs in the current  year quarter were  due to increased  borrowings primarily incurred  to finance  acquisitions and  higher interest  on
   post retirement  benefit obligations.   Interest  expense related  to
   pre-petition debt obligations decreased  $0.1 million from the  prior year.  The final scheduled  pre-petition debt payment obligation  was disbursed in September 1998.

   Nine Months

   For the nine months ended May 1, 1999 the Company had net income of $0.1 million ($0.05 per common share). In the prior year comparable period, the Company recorded net income of $0.9 million ($0.30 per common share).

   Revenues for the nine months ended May 1, 1999 of $81.7 million increased by $11.4 million over the corresponding prior year period.
   The 16% growth in revenues was primarily attributable to the acquisitions of three regional graphic arts dealers which the Company completed in the prior fiscal year and the September 1998 acquisition of Texas PrePress Systems, a regional prepress systems integrator.
   The acquisitions complement the Company's internal efforts to expand its product offerings, and bring enhanced digital sales and support capabilities as well as an expanded customer base in the Company's traditional markets.

   Gross margin  of $20.2  million for  the first  nine months  of  1999 increased by $2.1 million  compared to the prior  year, largely as  a
   result of the  increased revenue  volume in  the current  year.   The
   margin rate decreased 1.0 percentage points  due to a sales mix  more heavily weighted  with machines  which carry  rates relatively  lower than the Company's supply and service product offerings.

   Selling, general and administrative expenses in the first nine months of $18.4 million increased by $2.4 million compared to the prior year period, but decreased as a percent  of sales.  The increased  expense levels were largely due to the  addition of sales personnel from  the
   acquired entities.   Non-operating expenses of $1.6 million increased
   by $0.6 million, primarily due to higher net interest expense on debt resulting from acquisition financing  and higher interest expense  on post retirement benefit obligations.

   As noted above  and in previous  reports, the  Company has  developed strategies to increase revenues through product line additions, third
   party service agreements  and acquisitions.   An increase in  revenue
   levels  could   improve   profitability   since   the   Company   has
   infrastructure and systems which are  capable of absorbing a  greater volume of transactions.

   Liquidity and Capital Resources
   (nine months ended May 1, 1999 and May 2, 1998)

   Cash and cash equivalents  at May 1, 1999  were $1.4 million,  having decreased $1.5 million from July 31, 1998.  The reduction in cash was
   due primarily to  settlement of bankruptcy  claims.   A $2.5  million
   increase in revolver borrowings was largely offset by a reduction  in general unsecured bankruptcy claims and capital lease obligations.

   Operating Activities.    In  the nine months  ended May  1, 1999  the
   Company had a cash outflow from operating activities of $0.3  million compared with a  $2.5 million outflow  in the  comparable prior  year period. The  net  income  was $0.1  million  in  the  current  period compared to net income of $0.9  million in the comparable prior  year period.  Historically higher fourth quarter sales create the  highest receivable balance throughout the year, however, in the current year, increased sales  during the  third quarter  resulted in  an  accounts
   receivable  balance  approximating  that   of  the  prior   year-end.
   Accounts receivable  in the  comparable prior  year period  decreased
   $1.9  million.    Inventories  decreased  by  $2.1  million  in   the
   comparable prior year period primarily  due to lower stocking  levels
   of machines.   Deferred service  revenues decreased  by $3.5  million
   during the first nine  months of 1999 and  $1.9 million in the  first nine months of  1998 primarily  as a result  of the  higher level  of contract renewals which exist at the  beginning of each fiscal  year, and for the  first nine months  of 1999, the  decrease also  resulted
   from a  shift by  customers to  shorter  duration contracts.    Other
   current liabilities were  reduced by $2.0  million largely  resultant from payment of various product  liability claims, and reductions  in
   payroll related liabilities.   Prior year  other current  liabilities
   were reduced by $5.9  million primarily due  to payments for  payroll related liabilities,  settlement  of  a recourse  obligation  from  a previously  divested  operation,  phase  out  costs  related  to  the
   Company's outsource of its manufactured machine product line and exit
   costs of  a  previously  divested foreign  subsidiary.    During  the
   current year period accounts payable increased by $3.6 million due to extending payment terms with  vendors and a  higher level of  machine
   sales.   In  the prior  year  comparable period,    accounts  payable
   decreased by  $2.5  million  due to  lower  inventory  purchases  and reductions resulting  from taking  prompt  pay discounts  offered  by vendors.

   Investing Activities.   Cash  outflow from  investing activities  was
   $1.0 million in  the current period  largely due to  $0.6 million  in capital expenditures  to  upgrade  systems  and  equipment  and  $0.5 million in acquisition related activities.  The comparable prior year period cash outflow of  $5.9 million was  largely resultant from  the purchases of Hanley Graphic Products Company and Publishing Solutions
   Inc.

   Financing Activities.   Financing  activities resulted  in a  current
   year cash outflow of  $0.2 million.   The outflow resulted  primarily
   from payment of general unsecured  bankruptcy claims of $2.2  million and payments under  capital lease arrangements  of $0.5 million  that were largely offset by increased revolver borrowings of $2.5 million.
   In the comparable prior  year period, a cash  inflow of $0.7  million arose, as revolver borrowings of $4.4 million were only partly offset by $3.2 million of payments  for general unsecured bankruptcy  claims and $0.6 million of capital leases payments.

   The  Company's  principal  credit  facility  is  its  $15.0   million
   revolving credit  facility.    The utilizations  allowed  under  this
   facility are limited by a borrowing base which is calculated based on levels of  accounts receivable  and inventories,  as defined  in  the
   agreement.   The  Company's  ability to  meet  its  future  liquidity
   requirements  is  dependent  on  sustained  levels  of  billings   to
   customers. Variations  in  market demand,  competitive  pressures  or purchase mix  and the  timing  of revenues  and  costs could  have  a negative impact on the Company's credit  facility.  In light of  this the Company is  continuing to  implement cost  reduction programs  to
   minimize uses of cash.   The Company believes  that its current  cash
   balances, its current projections of future billings, the results  of identified cost  reduction  programs  and  the  continuation  of  the
   Company's credit  facilities will  provide the  Company with  capital resources and liquidity sufficient to finance its current  operations and fund non-operating obligations as  they come due, although  there
   can be no assurance  that such will  be the case.   In addition,  the
   Company also  intends to  seek  additional capital  from  prospective investors to  support its  current  operations and  growth  strategy, which may include acquisition of other regional graphic arts dealers.

   YEAR 2000 DISCLOSURE

   The Company's information systems will require certain  modifications to enable them to  be able to process  information without regard  to
   whether the date occurs prior to or after the year 2000.   Currently,
   some information systems do not properly identify a year that  begins
   with _20_ instead of  the familiar _19_.    These and similar  issues
   are generally  referred to  as _Year  2000_  issues.   The  Company's
   information systems  are  relatively  new,  and  its  recent  systems implementation in the Fall  of 1997 achieved  near compliance in  the
   Company's operating systems and full compliance in its host hardware.
   Based on the  Company's experience in  the new system  implementation and its analysis of the work remaining, the Company anticipates  that expenditures for  modifying the  systems will  be approximately  $0.3 million, and the  work necessary  to complete  all modifications  and testing will be complete by mid  1999.  During the nine months  ended
   May 1, 1999 the Company expended substantially all of the total  $0.3
   million estimated  for  Year  2000 modifications.    The  Company  is
   working with its  software and  systems licensor  in completing  this
   project.    Accordingly,  the  Company  does  not  believe  that  the
   remaining actions or  the associated costs  will be  material to  the
   Company's operating results.

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

   FORWARD LOOKING STATEMENTS

   This document contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions and the Company's strategies for growth and expansion. These statements are highly dependent upon a variety of important factors that could cause such results or events to differ materially from those expressed or implied in such statements. These factors include, but are not limited to, changing market conditions, the availability and cost of products, the impact of competitive products and pricing, the Company's ability to execute its strategic plans and reduce costs, the availability of sources of financing to fund current operations and to assist in the execution of the Company's strategic plans, and other risks detailed herein and from time-to-time in the Company's Securities and Exchange Commission filings. There can be no assurance that the Company has accurately identified and properly weighed all of the factors that affect market conditions and demand for the Company's products and services, that the public information on which the Company has relied is accurate or complete or that the Company's analysis of the market and demand for its products and services is correct and, as a result, that the strategies based on such analysis will be successful.

   Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk related to change in interest rates. At May 1, 1999, the Company had approximately $10.2 million of debt outstanding on a revolving credit facility with floating interest rates tied to the prime rate. If this rate was to increase
   10 percent, the increase in interest payments would not have a material impact on the Company's net income or cash flows. In addition, the Company has fixed rate financing arrangements under capital lease obligations in the amount of $1.3 million. A 10 percent change in interest rates would not have a material impact on the fair market value of this debt.

   PART II - OTHER INFORMATION

   Item 6.   Exhibits

             27   Financial Data Schedule

             (b)  Reports on Form 8-K
                  None

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MULTIGRAPHICS, INC.

   Date:     June 14, 1999       /s/ Gregory T. Knipp
                                 Gregory T. Knipp
                                 Vice President and
                                 Chief Financial Officer
                                 (authorized officer and principal
                                 accounting officer)


                                 EXHIBITS

   No.       Description

   27        Financial Data Schedule

