Form 10-K405
period 1999-07-31
MULTIGRAPHICS INC
filed 1999-10-20
CIK 2310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K
                                   ---------



                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to _________________

                          Commission File Number 1-683

                              Multigraphics, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

      Delaware                                             34-0054940
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

  431 Lakeview Court
  Mt. Prospect, Illinois  60056
  (Address of Principal Executive Offices)  (Zip Code)

      Registrant's telephone number, including area code:  (847) 375-1700

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
Title of each class                                    on which registered
-------------------                                   ---------------------

Common Stock, $0.025 par value                        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                    -----       -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of voting stock held by nonaffiliates of the Registrant as of October 1, 1999 was:

                           Common Stock, $0.025 par value:       $2,063,359

          Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes   X      No
                                    -----       -----

          Indicate the number of outstanding shares of the Registrant's classes of common stock as of October 1, 1999:

          2,848,346 shares of Registrant's common stock, par value $0.025 per share.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I


ITEM 1.   BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS AND RECENT EVENTS.

GENERAL

          We are a sales and service organization operating in the graphic arts industry offering our customers an extensive range of equipment, supplies and service. The products we sell are manufactured by a variety of suppliers and are sold under brand names belonging to Multigraphics as well as some brand names owned by the manufacturers. We compete with national and regional graphic arts dealers selling similar equipment and supplies products and offering similar service. We offer national service on an array of equipment used in printing and finishing and compete with other national and regional graphic arts dealers. Our service organization is one of the nation's largest in the graphic arts industry and we service hundreds of electro-mechanical systems that were manufactured by Multigraphics in the past, when we manufactured printing equipment, as well as equipment manufactured by others.

MERGER AGREEMENT WITH PARAGON CORPORATE HOLDINGS

          During our fourth fiscal quarter ended July 31, 1999, we continued to experience difficulty in meeting our liquidity requirements due to lower than expected sales, the timing of demands to settle non-operating obligations and decreases in our borrowing base. This liquidity difficulty forced us to reduce inventory and delay payments to vendors and suppliers, which led some vendors to delay or cancel shipment of product, resulting in lower sales levels and profitability. As of July 31, 1999 over 50% of our trade accounts payable were past their due date. In light of these events, our primary lender in August 1999 advised us that it needed to protect its collateral base and, absent an immediate plan or transaction which would infuse significant additional liquidity into Multigraphics, it would commence reducing the lending advance rates as well as increasing the interest rate on borrowings and might invoke a material adverse change clause. This action by the lender would have worsened our already tenuous liquidity situation and possibly force Multigraphics into bankruptcy.

          On October 1, 1999, we announced that we had entered into an Agreement and Plan of Merger with Paragon Corporate Holdings, Inc. providing for Paragon to acquire Multigraphics for $1.25 in cash per share of common stock. Paragon will also assume all of our outstanding debt. Concurrently with executing the merger agreement, we entered into a credit facility with Paragon pursuant to which Paragon advanced to us $2 million on a secured basis. Paragon's loan to us is subordinated to our primary lender as discussed in Note 4 to the Notes to
the Consolidated Financial Statements included herein.   Paragon is the parent
company of AB Dick Company, a manufacturer and worldwide supplier to the graphic arts industry.

          The merger transaction will be accounted for as a purchase and is anticipated to close by the end of calendar 1999. The merger is subject to approval of the holders of at least a majority of our outstanding shares, expiration of the Hart-Scott-Rodino antitrust review period and other customary conditions. Under the merger agreement, Paragon may receive a termination fee under certain circumstances. There can be no assurance that the merger agreement will result in a transaction.

          Lion Advisors, L.P. and AIF II, L.P., which beneficially own approximately 35% of our outstanding shares, have agreed with Paragon to support the merger and to vote to approve the merger agreement and have granted an option to Paragon to purchase their shares under certain circumstances.

          Our current financial condition and uncertainties as described above raise substantial doubt about our ability to continue as a going concern absent the merger transaction.

BANKRUPTCY PROCEEDINGS

          On May 17, 1993, Multigraphics and our subsidiary, Addressograph-Multigraph Corporation, filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware case numbers 93-582 through 93-583. We also filed on that date a proposed plan of reorganization. The Chapter 11 filing related to our domestic operations and did not include our foreign subsidiaries.

          On August 26, 1993, a hearing was held by the bankruptcy court to consider approval of a disclosure statement to be distributed to our creditors and stockholders. After that hearing, and by order of the bankruptcy court dated August 26, 1993, the second amended disclosure statement was approved. Further information on the first amended plan of reorganization as amended by Amendment No. 1 thereto and the disclosures made in connection therewith are available in the disclosure statement and the reorganization plan incorporated herein by reference to Exhibits 28 and 10(A), respectively, to our Annual Report on Form 10-K for the fiscal year ended July 31, 1993, File No. 1-683.

EVENTS LEADING TO BANKRUPTCY PROCEEDINGS

          Reference is made to Section D of Part III of the disclosure statement (pages 22 to 29), incorporated herein by reference to Exhibit 28 to our Annual Report on Form 10-K for the fiscal year ended July 31, 1993, File No. 1-683, for information on the general development of our business and events which led to commencement of our bankruptcy proceedings on May 17, 1993.

CORPORATE STRUCTURE OF MULTIGRAPHICS

          Multigraphics was originally incorporated in Delaware in 1924 as Addressograph Securities Corporation. We have had several name changes, one of which was Addressograph-

Multigraph Corporation for the period May 6, 1931 to January 2, 1979. We changed our name from "AM International, Inc." to "Multigraphics, Inc." on May 28, 1997. We have one active subsidiary, Publishing Solutions Inc. As used herein "Multigraphics," "we" or "our" means Multigraphics, Inc., and, if the context requires, our subsidiaries.

(b)  FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS.

          The information in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 to the Notes to Consolidated Financial Statements under the section entitled "Operating Segments" included elsewhere in this annual report are incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

          We distribute equipment and supplies and provide services to the graphic arts industry. We exited the engineering and manufacturing of offset duplicating equipment and supplies to focus exclusively on two business segments, distribution and service. We primarily serve in-plant printers and small to medium sized commercial printers. Our strategy has been to achieve growth within the graphic arts market by expanding our product offerings, enhancing our digital support capabilities, taking advantage of our unique national service capabilities and increasing market penetration and coverage through a program of acquisitions of regional dealers that compete in the fragmented graphic arts market. Our marketing program also focuses on obtaining national service accounts with manufacturers and national retail outlets. Achievement of our strategic objectives has been hindered by our inability to raise capital necessary to complete acquisitions. As of October 1, 1999 we had 614 employees in the United States and are headquartered in Mount Prospect, Illinois.

          As discussed above, due to the liquidity crisis experienced by Multigraphics and the pressure put on us by our primary lender to seek additional liquidity, on October 1, 1999, we announced that we had entered into a Merger Agreement with Paragon providing for Paragon to acquire Multigraphics for $1.25 in cash per share of common stock and the assumption of our outstanding debt.

ACQUISITIONS

          Between December 1997 and September 1998, we acquired four regional graphic arts dealers which serve the same general customer base as Multigraphics. In December 1997, we acquired certain assets of Hanley Graphic Products Company, a graphic arts dealer operating in northern Illinois with annual revenues of over $18 million. In December 1997, we also acquired the stock of Publishing Solutions Inc., a privately held Akron, Ohio based systems integrator with annual revenues of approximately $9 million. In June 1998, we acquired certain assets of Chicago based Progressive Lithoplate and Supply Company, which had annual revenues of approximately

$5 million. In September of 1998, we acquired certain assets of Texas PrePress Systems, Inc., an Austin, Texas based pre-press systems integrator with revenues of approximately $2 million.

          The results to date of the acquisitions have been mixed. Although the acquisitions have complemented our internal efforts to expand our product offerings, and bring enhanced digital sales and support capabilities, as well as an expanded customer base in our key markets, difficulties with retaining brand contracts, sales representatives and suppliers in one acquired business led to a shortfall in expected sales. In another acquired unit, the lack of a supplies product line and presence in its territory in the face of intense competition made obtaining new customers difficult and led to shortfalls against expected sales and profitability. During fiscal 1999, we evaluated other potential acquisition candidates, but did not complete any dealer acquisitions since September 1998 due, in part, to liquidity constraints.

PRODUCTS AND SUPPLIERS

          Our supplies and equipment offerings consist of consumable products used in the production of printed materials such as films, inks, plates, rubber rollers, cleaning solutions and cotton pads, as well as equipment products such as digital imagesetters, platesetters, presses, folders and cutters. We track various categories of these products, none of which accounts for more than 10% of our revenues. Other than one vendor, which supplies various categories of products which accounted for approximately 12% of our revenues for fiscal 1999, no single supplier accounts for more than 10% of our revenues.

          Our service and parts offerings include service on over 250 models of printing equipment installed in in-plant and small to medium sized commercial print shops, governmental and educational institutions, as well as national retail outlets. We have approximately 325 service representatives, and offer service capabilities in all 50 states.

          We also distribute products through approximately 50 independent dealers selling in approximately 45 countries.

          Our principal distribution and service customers include in-plant print shops, franchised and independent quick print shops, small to medium sized commercial printers and governmental and educational institutions, and our service customers also include manufacturers and national retail accounts. We have approximately 20,000 customers. No customer accounts for more than 10% of our revenues.

COMPETITION AND COMPETITIVE CONDITIONS

          We operate in a highly competitive market in which price, delivery and customer service are key factors. Historically, we developed our customer base of in-plant, quick print and small to medium size commercial printers, and governmental and educational institutions through the sale of our proprietary small offset duplicator presses manufactured by us. Because the market for such presses is mature and continues to face competition from alternative technologies, we have had to refocus our marketing approach to emphasize our distribution and service capabilities in continuing to serve our market segments.

          Our exit from the manufacture of offset duplicators which commenced in fiscal 1997 and divestiture of certain unprofitable businesses and product lines reduced our costs, and we developed strategies for achieving growth in our traditional markets by expanding our product offerings, enhancing our digital support capabilities, taking advantage of our unique national service organization, and by acquiring regional dealers that serve the same general customer base. We initiated internal sales and marketing programs which have offset the decline in our supplies distribution operations, and acquired between December 1997 and September 1998 four regional dealers to expand our product offerings, digital capabilities and customer base. We also undertook a marketing program to reverse the long-term decline in our service operations by focusing on manufacturers, franchise accounts and national retail operations which prefer national service capabilities.

          Gross margins decreased when we ceased our manufacturing operations and switched to product lines obtained through distribution agreements, joint ventures and affiliations with third parties, and acquisitions. To offset the lower margins, we invested in information systems and undertook other reorganization measures to increase efficiency and lower expenses. These cost reduction efforts continue. We also implemented marketing efforts to increase both our distribution customer base and our higher margin service revenues.

          The competitive market is also one of heavy regional competition, with hundreds of regional dealers. A consolidation of dealers, distributors and suppliers is occurring, resulting in a consolidation of buying power and distribution cost efficiencies. Our investments in information systems, distribution outlets and other capabilities, our marketing efforts to expand our business opportunities with existing customers, our leveraging of our national service capabilities, and the addition of new customers and capabilities through acquisitions, were intended to increase our profitability by increasing revenues without incurring proportionate increases in expense levels. If we had adequate liquidity to implement our strategy, we believe that a renewed focus on our traditional customer base, the expansion of our product lines, and an acquisition strategy in the graphic arts industry would provide a sound basis for growth.

CYCLICAL NATURE OF BUSINESS AND LIQUIDITY

          Our revenues are dependent upon trends in the printing industry, which are a function of (among other factors) overall economic factors and advertising expenditures. Our backlog is less than 5% of annual revenues and is not a material factor in the conduct of our business. We believe that substantially all of this backlog will be shipped during the 2000 fiscal year provided that the liquidity conditions we experienced during the fourth fiscal quarter of 1999 do not recur or worsen.

RESEARCH AND DEVELOPMENT

          Although we actively seek new marketing opportunities, our research, development and engineering expenditures ceased when we exited manufacturing of products.

 PATENTS AND TRADEMARKS

          We own or license various patents and trademarks. We do not believe that our business as a whole is materially dependent on any one patent or trademark or group of patents or trademarks.

ITEM 2.   PROPERTIES

          Our principal executive offices are located in Mt. Prospect, Illinois in a 64,400 square foot facility. Our principal distribution center is a 79,700 square foot complex in nearby Arlington Heights, Illinois. The Mt. Prospect and Arlington Heights facilities are leased until 2005.

          We also lease 17 distribution, sales and service facilities throughout the United States with total square footage of approximately 110,000 square feet. We believe that the properties and equipment included therein are well maintained, in good operating condition and adequate for the current needs of our operations.

ITEM 3.   LEGAL PROCEEDINGS

          Reference is made to Item 1, Section (a) under the caption "Bankruptcy Proceedings" for information on our bankruptcy proceedings. The commencement of the bankruptcy proceedings resulted in an automatic stay of certain litigation against us pursuant to Section 362 of the Bankruptcy Code as of May 17, 1993. Therefore, with certain exceptions, all legal proceedings against us pending as of May 17, 1993, will be resolved through the bankruptcy process. Although the vast majority of the claims filed in our bankruptcy proceedings have been expunged or resolved within our reserves, a few significant disputed claims remain pending in the bankruptcy proceeding. We believe the resolution of these legal proceedings and claims will not have a material adverse effect on our business, results of operations or financial position.

          We have been notified of various environmental matters in connection with certain current or former locations in Illinois and Ohio. We believe that the legal liability relating to such matters, if any, will either be resolved consensually between us and the relevant governmental authorities or will be subject to resolution through the bankruptcy process as with other disputed claims. We believe the resolution of these matters will not have a material adverse effect on our business, results of operations or financial position.

          In October, 1995, a wholly owned subsidiary in the United Kingdom (currently in liquidation) repaid an intercompany loan of approximately $1 million. The liquidator of this subsidiary has asserted that the loan repayment was a preference and should be repaid, together with interest for the benefit of other creditors. Multigraphics has vigorously resisted the liquidator's claim on the basis that the subsidiary was solvent at the time of the loan repayment, it was anticipated that it would remain solvent in the future, and there was no intent to prefer.

          We are involved in various other administrative and legal proceedings incidental to our business, including product liability, employment discrimination and general liability lawsuits against which we are partially insured. The resolution of these other proceedings is not expected to have a material adverse effect on our business, results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A
          VOTE OF SECURITY HOLDERS

          None.

                                    PART II

ITEM 5.   MARKET FOR OUR COMMON EQUITY  AND RELATED
          STOCKHOLDER MATTERS

     (a)  MARKET AND OTHER INFORMATION.

          Our common stock trades on the American Stock Exchange under the ticker symbol "MTI." The following table shows, for the fiscal periods indicated, the high and low sales prices per share as reported on the American Stock Exchange.

                                                   HIGH           LOW
                                                 -------        -------
          FISCAL YEAR ENDED JULY 31, 1999
               First Quarter . . . . . . . . . . $ 6.688        $ 4.000
               Second Quarter. . . . . . . . . .   4.625          2.625
               Third Quarter . . . . . . . . . .   3.125          2.375
               Fourth Quarter. . . . . . . . . .   2.500          1.875

          FISCAL YEAR ENDED JULY 31, 1998
               First Quarter . . . . . . . . . . $ 2.750        $ 1.625
               Second Quarter. . . . . . . . . .   4.688          2.500
               Third Quarter . . . . . . . . . .   6.375          3.750
               Fourth Quarter. . . . . . . . . .   8.938          4.750

     (b)  HOLDERS.

          At October 1, 1999, we had approximately 1,000 stockholders of record.

     (c)  DIVIDENDS.

          On May 27, 1997, we paid a special dividend of $2.00 per share to holders of record on May 13, 1997. Prior to that time, we had not paid cash dividends on our common stock since August 15, 1981 and we have not paid cash dividends since such date. Our current Loan and Security Agreement with Foothill Capital Corporation restricts the payment of dividends. See Note 4 to the Notes to Consolidated Financial Statements included herein.

ITEM 6.   SELECTED FINANCIAL DATA

          See Note 15 to the Notes to Consolidated Financial Statements included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following table sets forth for the years indicated certain items from the Condensed Consolidated Statements of Operations (expressed in millions of dollars). The operating results for the year ended July 31, 1997 include the results of two foreign subsidiaries which have been divested. We sold our interest in AM Japan Co., Ltd. in September, 1996, and on October 17, 1996, our Canadian subsidiary filed a voluntary assignment in bankruptcy.

          During the fiscal year ended July 31, 1998, we acquired certain assets of Hanley Graphic Products Company and Progressive Lithoplate and Supply Company, both graphic arts dealers competing in Northern Illinois, and purchased all of the outstanding shares of capital stock of Akron, Ohio based Publishing Solutions Inc., a systems integrator. During the first quarter of fiscal 1999, we acquired the business and certain assets of Austin, Texas based Texas Prepress Systems, Inc., a regional prepress systems integrator. All acquisitions have been accounted for as purchases and, accordingly, our consolidated financial statements include the post-acquisition results of these operations since their respective acquisition dates. All per share data is presented on a diluted basis.

OPERATING RESULTS

                                                   ($ IN MILLIONS)
                                                 YEARS ENDED JULY 31,
                                --------------------------------------------------
                                      1999                  1998               1997
 Revenues                              $ 107.3               $ 95.3         $  88.7
 Gross Margin                             25.7                 25.2            24.8
 Gross Margin %                           24.0%                26.4%           28.0%
 Operating Expenses                       23.9                 21.9            23.5
 Operating Income                          1.8                  3.3             1.3
 Non-operating expenses                    2.0                  1.6             1.2
 Income (loss) before taxes              ($0.1)              $  1.7         $   0.1
 Net income (loss)                       ($0.1)              $  1.1         $   0.1

COMPARISON OF 1999 TO 1998

          The net loss in 1999 of $0.1 million ($0.05 per common share) represented a $1.2 million deterioration in earnings over the prior year net income of $1.1 million. The lower result in 1999 was primarily due to lower gross margin rates, higher selling expenses brought on by the acquisitions relative to lower than anticipated incremental sales attributable to those acquisitions, and higher interest costs resulting from increased borrowings to finance the acquisitions.

          Revenues in 1999 of $107.3 million increased by $12.0 million over the prior year. The 13% growth in revenues was primarily due to higher machines and supplies sales, which are largely attributable to the acquisitions mentioned above, offset by a decline in revenues of our traditional service business. The acquired businesses serve the same customer base as we do. The acquisitions complement our internal efforts to expand its product offerings, and bring enhanced digital sales and support capabilities as well as an expanded customer base in our traditional markets. In addition, we continue our marketing programs focusing on obtaining national service accounts with manufacturers and national retail outlets to offset the decline in our traditional service business.

          Gross margin of $25.7 million increased by $0.5 million over the prior year, largely as a result of the increased revenue volume in the current year. The overall margin rate declined 2.4 percentage points to 24.0% due to a sales mix more heavily weighted with machines which carry rates relatively lower than our supply and service product offerings. In addition, our supplies margin rate declined 2.2 percentage points from the prior year rate due to a higher sales level of manufacturers branded products brought on by the acquisitions which have lower rates than our traditional private label supplies product offering. Gross margin rates may continue to decrease as we seek to add product lines through distribution agreements, joint ventures, and affiliations with third parties. To offset the lower margins we continually seek to increase operational efficiency and lower expenses.

          Operating expenses of $23.9 million increased by $2.0 million over the prior year, but decreased as a percent of sales by 0.7 percentage points. The increased expense levels were largely due to the addition of sales personnel from the acquired entities and higher commission expense from the increased revenue volume in the current year.

          Non-operating expenses of $2.0 million increased $0.4 million over the prior year primarily due to higher net interest expense on debt resulting from acquisition financing.

          Due to the factors cited above, we reported a net loss of $0.1 million in 1999 compared to net income of $1.1 million in 1998.

COMPARISON OF 1998 TO 1997

          Net income in 1998 of $1.1 million ($0.37 per common share) improved by $1.0 million over the prior year net income of $0.1 million ($0.04 per common share). In the prior year, we had a gain of $2.6 million on the divestiture of our interest in AM Japan Co., Ltd. Excluding the gain on the divestiture, net income improved by $3.6 million from the prior year. The improved result in 1998 was primarily due to a reduction in operating expense levels which resulted from our elimination of unprofitable product lines, our exit from machine manufacturing, efficiency improvements in distribution and service activities, and increased gross margins on higher revenue levels attributable to the acquisitions made in 1998.

          Revenues in 1998 of $95.3 million increased by $6.6 million over the prior year. The 7% growth in revenues was largely attributable to the acquisitions of the three regional graphic arts dealers over the last eight months of the fiscal year. The acquired businesses serve the same customer base as we do. The acquisitions complement our internal efforts to expand our product offerings, and bring enhanced digital sales and support capabilities as well as an expanded customer base in our traditional markets. In addition, we have undertaken marketing programs focusing on obtaining national service accounts with manufacturers and national retail outlets. Market demand for our manufactured duplicator press products, particularly in the in-plant market segment, has experienced long term decline due in part to inroads from competing printing technologies. As a result, the installed base of our duplicator press equipment has declined which has led to decreased sales of duplicator supplies and services. Revenues from acquisitions, new products and increased service offerings collectively were more than sufficient to offset the decline in revenues from the prior year divestitures of operations in Japan and Canada, the discontinuance of unprofitable product lines, and the exit from manufacturing duplicator presses which, collectively, had contributed revenues of $7.5 million to the prior year.

          Gross margin of $25.2 million was $0.4 million higher than the prior year largely as a result of increased revenue volume. The overall gross margin rate declined 1.6 percentage points to 26.4%. The lower margin rate largely resulted from the shift in revenue mix from our traditional higher margin manufactured products and service offerings, the demand for which has been in long term decline, to revenues derived from product lines added through distribution agreements, affiliations with third parties, and acquisitions of graphic arts dealers. In anticipation of the decline in margins, we invested in information systems and instituted various reorganization measures which increased operational efficiency and lowered expense levels.

          Operating expenses decreased by $4.2 million in 1998 from 1997, after adjusting 1997 to exclude the $2.6 million gain from the divestiture of AM Japan Co. Ltd. The decrease in expenses was largely due to the divestiture of foreign operations, discontinued product lines and elimination of costs associated with our exited manufacturing operation which collectively added $2.4 million in the prior year. The remainder of the decrease in expenses resulted from reductions in selling, general and administrative expenses as we transitioned to a distribution and service organization.

          Non-operating expenses increased $0.4 million in 1998, largely due to a $1.1 million reduction in interest income due to lower investment balances in 1998 following the $14.1 million dividend in May 1997, offset by a $0.7 million reduction in other non-operating expenses. The decrease in interest expense was primarily due to lower prepetition debt obligations, which have been reduced by scheduled payments, and lower interest costs on post retirement benefit obligations.

          We recorded income tax expense of $0.6 million during 1998. Fresh start reporting rules require recognition of tax expense although we had no requirement to pay U.S. Federal taxes due to utilization of net operating loss carry forwards available to us. Net income from continuing operations improved by $1.0 million over 1997 due to the factors cited above.

LIQUIDITY AND CAPITAL RESOURCES (THREE YEARS ENDED JULY 31, 1999)

          During our fourth fiscal quarter ended July 31, 1999, we continued to experience difficulty in meeting our liquidity requirements due to lower than expected sales, the timing of demands to settle non-operating obligations and decreases in our borrowing base. This liquidity difficulty forced us to reduce inventory and delay payments to vendors and suppliers, which led some vendors to delay or cancel shipment of product, resulting in lower sales levels and profitability. As of July 31, 1999, over 50% of our trade accounts payable were past their due date. In light of these events, our primary lender in August 1999 advised us that it needed to protect its collateral base and, absent an immediate plan or transaction which would infuse significant additional liquidity into Multigraphics, it would commence reducing the lending advance rates as well as increasing the interest rate on borrowings and might invoke a material adverse change clause. This action by the lender would have worsened our already tenuous liquidity situation and possibly force us into bankruptcy.

          On October 1, 1999, we announced that we had entered into an Agreement and Plan of Merger with Paragon Corporate Holdings, Inc. providing for Paragon to acquire Multigraphics for $1.25 in cash per share of common stock. Paragon will also assume our outstanding debt. Concurrently with executing the merger agreement, we entered into a credit agreement with Paragon pursuant to which Paragon advanced us $2 million on a secured basis and subordinated to our primary lender as discussed in Note 4 to the Notes to Consolidated Financial Statements included herein. The board of directors of each company have approved the transaction. Paragon is the parent company of AB Dick Company, a manufacturer and worldwide supplier to the graphic arts industry.

          On October 1, 1999 our credit agreement with our primary lender was further amended to, among other things, (1) permit us to obtain a $2 million secured subordinated loan from Paragon Corporate Holdings, Inc. and, (2) reset our covenant requirements in light of the impending merger transaction with Paragon Corporate Holdings, Inc. as described in Note 2 to the Consolidated Financial Statements, "Plan of Merger." As of July 31, 1999, we were in compliance with the covenants, as amended, of the credit agreement. On October 1, 1999, we borrowed $2 million on a secured subordinate basis from Paragon Corporate Holdings, Inc. These borrowings are subordinate to the borrowings under the credit agreement with our primary lender, will incur interest at 10% per annum, and are to be repaid no later than September 30, 2000.

          The $2 million loan from Paragon was used by us to pay down a large portion of the past due trade accounts payable and to pay merger transaction costs. It is anticipated that the reduction of the past due accounts payable will induce vendors to release product which will reduce backorders and facilitate increased sales levels. Our ability to meet our liquidity requirements through the completion date of the merger transaction is largely dependent on sustained levels of billings to customers which generate borrowing base liquidity. Variations in market demand, competitive pressures or purchase mix and the timing of revenues and costs could have a negative impact on our liquidity and credit facilities. In light of this, we are continuing to implement cost reduction programs to minimize the uses of cash. We believe that the liquidity provided by the $2 million loan from Paragon, our current projections of future billings, the continued positive results of identified cost reduction programs, and the continuation of our credit facilities will provide us with capital resources and liquidity sufficient to finance our current operations and fund non-operating obligations as they come due through the date of merger, however, there can be no assurance that such will be the case.

          The merger transaction will be accounted for as a purchase and is anticipated to close by the end of calendar 1999. The merger is subject to approval of the holders of at least a majority of our outstanding shares of common stock, expiration of the Hart-Scott-Rodino antitrust review period and other customary conditions. Under the merger agreement, Paragon may receive a termination fee under certain circumstances. There can be no assurance that the merger agreement will result in a transaction.

          Lion Advisors, L.P. and AIF II, L.P., which beneficially own approximately 35% of the issued and outstanding shares of Multigraphics, have agreed with Paragon to support the transaction and to vote for approval of the merger agreement and have granted an option to Paragon to purchase their shares under certain circumstances.

          Our current financial condition and uncertainties as described above raise substantial doubt about our ability to continue as a going concern absent the merger transaction. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          Our cash and cash equivalents of $1.5 million decreased by $1.3 million during the current fiscal year compared to a decrease of $7.5 million in the prior year and a cash increase of $7.8 million in 1997.

OPERATING ACTIVITIES

          We had a cash inflow from operating activities of $1.4 million during the current fiscal year. The cash inflow was comprised primarily of a reduction in inventory of $2.2 million due to improved turnover rates and lower stocking levels of machines, supplies and parts, plus an increase in accounts payable of $3.6 million due primarily to extending payment terms with vendors in light of liquidity difficulties as discussed above. These cash inflows were partially offset by higher accounts receivable of $1.3 million primarily due to higher sales levels, a reduction in the deferred service obligation of $1.3 million primarily due to a 9% decrease in contract revenues along with a shift from customers to shorter duration contracts and payment of $3.0 million in other liabilities largely related to paydown of payroll related liabilities and product liability.

          In 1998, we had a cash outflow from operating activities of $2.8 million. The 1998 cash outflow was primarily due to a $5.1 million reduction in accrued liabilities largely from payments for severance, accrued vacation and the settlement of a lease recourse obligation from a discontinued business, and a $1.8 million reduction in trade payables primarily due to lower inventory purchases. A $1.8 million reduction in inventories partially offset other outflows and was due to lower stocking levels of machines resulting from an increase in drop shipment sales, and improved supplies and parts turnover rates reflective of the transition from a manufacturing to a distribution and service operation.

          In 1997, we had a cash outflow from operating activities of $15.6 million. The 1997 cash outflow was primarily due to a $10.2 million reduction in trade payables as extended credit terms were reduced with vendors, and a $14.7 million reduction in accrued liabilities primarily due to restructuring payments for severance, accrued vacation and the settlement of a lease obligation. A $9.0 million reduction in accounts receivable partially offset other outflows and was due to improved collection rates, the collection of receivables from the phased out manufactured machine product line, and a lower revenue level. Inventories increased $0.3 million in supplies and parts to improve product availability.

          Depreciation remained flat for the last three years at approximately $1.9 million per year. Our fixed assets consist primarily of leasehold improvements and computer systems.

INVESTING ACTIVITIES:

          In 1999, the cash outflow from investing activities of $1.1 million was largely due to $0.8 million in capital expenditures to upgrade systems and equipment and $0.5 million in acquisition related activities. In 1998, we invested $6.9 million in the acquisitions of three regional graphic arts equipment and supply dealers. In 1997, we received net proceeds of $50.6 million from the divestitures of Sheridan Systems and AM Japan Co., Ltd. Capital expenditures of $0.6 million in 1998 and $1.9 million in 1997 were made to upgrade information systems and customer service capabilities, and to maintain facilities.

FINANCING ACTIVITIES:

          In 1999 we had a net outflow from financing activities of $1.6 million compared to a net inflow of $2.8 million in 1998 and a $25.5 million outflow in 1997. During the past two years we have borrowed $2.1 million and $7.8 million respectively, to finance our current operating and investing activities discussed above. In 1997, we repaid our outstanding balance under our revolving credit agreement of $5.4 million with the proceeds from divestitures. We have made payments of $3.1 million, $4.3 million and $5.3 million in 1999, 1998 and 1997 respectively, to resolve unsecured claims and priority tax claims in accordance with the Reorganization Plan of 1993. The final scheduled quarterly payment of approximately $1.0 million to unsecured creditors was distributed in September 1998. In 1997, we paid a $14.1 million (or $2.00 per share) special dividend to shareholders. We have reduced our capital lease obligations by an average of $0.6 million per year over the last three years.

YEAR 2000 DISCLOSURE

          Our information systems have required certain modifications to enable them to be able to process information without regard to whether the date occurs prior to or after the year 2000. Currently, all systems will properly identify
a year that begins with "20" instead of the familiar "19".   Our information
systems are relatively new, and our recent systems implementation in the Fall of 1997 achieved near compliance in our operating systems and full compliance in its host hardware. As of March 1999, we attained full compliance in both the ERP systems and host hardware. We expended approximately $0.3 million to attain compliance and do not anticipate any further expenditures on any "Year 2000" issues.

          We also completed a comprehensive review of our other equipment and operating systems, and contacted our significant vendors and service providers to assess the possible impact on us of such third parties' failure to address Year 2000 issues. Although we cannot verify the results of our inquiries of third parties, we have not received any information to date that would lead us to believe that there will be material problems in obtaining products, supplies and services from our third party service providers and vendors. Nevertheless, any significant or prolonged interruption in the supply of essential services or products could adversely affect our revenues and financial results. Similarly, problems with any significant portion of our 20,000 customers in processing and paying invoices from us could result in cash flow shortages and liquidity problems.

          We have undertaken a number of steps to address potential Year 2000 problems. The systems issues and supplier surveys described above are a part of
those efforts.   If at any time we identify potential problems with a service provider or other vendor, we will attempt to obtain services and products from other sources. We have available to us a broad range of products, however, and do not believe serious shortages will materialize. Although we have completed and tested our systems capabilities in advance of the Year 2000, we are prepared to operate without significant portions of our information systems, just as we currently operate when portions of our systems are out of service for repairs or upgrades. Customer service representatives are trained to take orders without access to the information systems, purchasing representatives are trained to purchase parts without access to the information systems, and our finance department is preparing to invoice and bill customers without access to the information systems, if necessary. We are unable to anticipate whether significant customers or significant numbers of our customers will have difficulty processing and paying our invoices. Moreover, we cannot predict or address all possible problems which may be associated with Year 2000 issues.

FORWARD LOOKING STATEMENTS

          This document contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions and our merger agreement with Paragon. These statements are highly dependent upon a variety of important factors that could cause such results or events to differ materially from those expressed or implied in these statements. These factors include, but are not limited to, changing market conditions, our ability to complete the proposed merger with Paragon, the availability and cost of products, maintenance of principal vendor relations, the impact of competitive products and pricing, the continued availability of sources of financing and other risks referred to herein and from time-to-time in our Securities and Exchange Commission filings. There can be no assurance that we have accurately identified and properly weighed all of the factors that affect market conditions and demand for our products and services, that the public information on which we have relied is accurate or complete or that our analysis of the market and demand for our products and services is correct and, as a result, that the strategies based on such analysis will be successful.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to market risk related to change in interest rates. At July 31, 1999, we had approximately $9.8 million of debt outstanding on a revolving credit facility with floating interest rates tied to the prime rate. If this rate was to increase 10 percent, the increase in interest payments would not have a material impact on our net income or cash flows. In addition, we have fixed rate financing arrangements under capital lease obligations in the amount of $1.2 million. A 10 percent change in interest rates would not have a material impact on the fair market value of this debt.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Index to Financial Statements on Page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MULTIGRAPHICS

DIRECTORS

          The following is a list of the names and ages, as of October 1, 1999, of each of our directors and all positions and offices held by each person and each such person's occupation or employment on such date and during the preceding five years.

Jeffrey D. Benjamin, 38

Director of Multigraphics since October 13, 1993. Mr. Benjamin is currently the Co-Chief Executive Officer of U.S. Bancorp Libra, a division of U.S. Bancorp Investments Inc., an investment banking company. From May 1996 to April 1998, Mr. Benjamin was a Managing Director at UBS Securities LLC, a securities investment firm. From January 1996 to May 1996, Mr. Benjamin was a Managing Director at Bankers Trust Company, a financial services company. From 1992 to May 1996, Mr. Benjamin was an officer of Apollo Capital Management, Inc. and Lion Capital Management, Inc., which act as general partners of Apollo Advisors, L.P. and Lion Advisors, L.P., respectively. From 1992 to May 1996, Mr. Benjamin was a limited partner of Apollo Advisors, L.P., which acts as managing general partner of Apollo Investment Fund, L.P. and AIF II, L.P., securities investment funds, and was a limited partner of Lion Advisors, L.P., which acts as financial advisor to and representative for Altus Finance and certain other institutional investors with respect to securities investments. Mr. Benjamin is also a director of EXCO Resources Inc., an independent oil and gas company.

Robert N. Dangremond, 56

Director of Multigraphics since February 8, 1993. From January to August 1998, Mr. Dangremond served as the Chief Financial Officer of Zenith Electronics, a Glenview, Illinois based manufacturer of consumer electronics, and since August 1998 he has served as its Chief Restructuring Officer. From

August 1995 to January 1998, Mr. Dangremond acted as interim Chief Executive Officer and President of Forstmann & Company, Inc., a producer of clothing fabrics. From February 1993 to September 1994, Mr. Dangremond acted as interim Chairman of the Board, Chief Executive Officer, and President of Multigraphics. Since August 1989 Mr. Dangremond has been a Principal with Jay Alix & Associates, a consulting firm specializing in the restructuring of major corporations. From 1982 to 1989 he was the CFO and Treasurer of Leach & Garner Company, a diversified manufacturing and trading company. Prior thereto, he served as a Vice President and Manager for Chase Manhattan Bank and a Sales and Marketing Manager for Scott Paper Company. Mr. Dangremond is also a director of Viskase Companies Inc. (formerly Envirodyne Industries, Inc.).

Mr. Dangremond's appointments with Zenith Electronics, Forstmann & Company, Inc. and, prior thereto, as interim Chairman of the Board, President and Chief Executive Officer of Multigraphics, were each made in connection with turnaround consulting services provided by Jay Alix & Associates, of which Mr. Dangremond is a principal. On May 17, 1993, Multigraphics filed a petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), and on September 29, 1993, a plan of reorganization was confirmed. On September 22, 1995, Forstmann filed a petition under Chapter 11 of the Bankruptcy Code, and on July 23, 1997, a plan of reorganization was confirmed.

Jeff M. Moore, 40

Chairman of the Board since May 28, 1997 and director of Multigraphics since February 14, 1996. Mr. Moore has been a limited partner of Apollo advisors, L.P. and Lion Advisors, L.P., which act as managing general partners of Apollo Investment Fund, L.P. and AIF II, L.P. respectively, securities investment funds, and a financial advisor to and representative for certain institutional investors with respect to securities investments since 1992. From 1990 until joining Apollo, Mr. Moore was Vice President - Investment Management at First Executive Corporation where he was responsible for the management of a diversified fixed income portfolio. Prior to 1990, Mr. Moore was a Certified Public Accountant at Deloitte & Touche LLP where he specialized in financial instruments and credit analysis. Mr. Moore is also a director of EXCO Resources Inc., an independent oil and gas company.

          We are not aware of any family relationship between any director or person nominated or chosen by the board to become a director or an executive officer of Multigraphics, our subsidiaries or our affiliates.

EXECUTIVE OFFICERS

          The following is a list of the names and ages, as of October 1, 1999, of all of our executive officers and all positions and offices held by each person and each such person's occupation or employment on such date and during the preceding five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement.

Mark F. Duchesne, 42

President and Chief Executive Officer of Multigraphics since May 5, 1999. Mr. Duchesne served in various capacities since joining Multigraphics in January 1995, including Chief Operating Officer, Vice

President of Distribution Operations and Vice President of Marketing and Business Development. From January 1994 to January 1995 he served as Vice President of Engineering and Customer Service for Sheridan Systems, Dayton, Ohio, formerly a sister company of Multigraphics serving the high end newspaper and publications market. From 1987 to 1994 Mr. Duchesne served as Director of Engineering and Customer Satisfaction for the Advanced Imaging Products Business Unit of AM Graphics in Dayton, OH.

Gregory T. Knipp, 44

Vice President and Chief Financial Officer since May 27, 1997. Mr. Knipp was Treasurer of Multigraphics from September, 1995 to May 1997. From 1987 to 1995, Mr. Knipp held several treasury-related management positions of Multigraphics, including that of Assistant Treasurer from 1994 to 1995. From 1981 to 1987, Mr. Knipp was the Cash Manager of Woodland Services Co., a spin-off company of Masonite Corporation. Prior to 1981, Mr. Knipp was an auditor with Peat Marwick Mitchell & Co.

Raymond T. Leach, 33

Vice President since December 18, 1997 and President, Publishing Solutions Inc. since July 1988, when Mr. Leach and Mr. Stewart founded Publishing Solutions. Mr. Leach is primarily responsible for Publishing Solutions' national electronic sales and since March 1999 has served as Acting Vice President of Sales for Multigraphics.

Charles T. Richards, 55

Executive Vice President, Service Operations since May 5, 1999. Mr. Richards served as Vice President of Manufacturing from September 1994 to April 1996, and then as Vice President, Service Business until May 1997, at which time he became Vice President, Service Operations. Prior to 1994, Mr. Richards held a number of technical and commercial positions with Multigraphics. He joined Multigraphics in 1960.

Keith E. Stewart, 33

Vice President since December 18, 1997 and CEO, Publishing Solutions Inc. since July 1988, when Mr. Stewart and Mr. Leach founded Publishing Solutions. Mr. Stewart is primarily responsible for management of Publishing Solutions' general operations and its national electronic services.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Under the securities laws of the United States, our directors, executive officers and any persons holding ten percent or more of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission and the American Stock Exchange. Specific due dates for these reports have been established, and we are required to report any known failure to file by these dates during fiscal 1999. All of these filing requirements were satisfied by our directors and officers. In making this statement, we have relied on the written representations of our incumbent directors and officers and copies of the reports filed with the SEC and sent to us.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table reflects information with respect to the annual compensation for services in all capacities to Multigraphics for the fiscal years ended July 31, 1999, July 31, 1998 and July 31, 1997, of the following persons: our Chief Executive Officer as of July 31, 1999, our former Chief Executive Officer, our former acting Chief Executive Officer and the other four most highly compensated executive officers of Multigraphics for the fiscal year ended July 31, 1999.

                                                                                     LONG TERM
                                       ANNUAL COMPENSATION                          COMPENSATION
                                       -------------------                          ------------
                                                                                    Restricted
Name                                                              Other Annual      Stock         All Other
Principal Position (1)              Year     Salary     Bonus     Compensation(2)   Awards        Compensation(3)(4)
----------------------              ----     ------     -----     ---------------   ----------    ------------------
Mark F. Duchesne                    1999     166,935    10,367        20,566            -             8,339
President and Chief                 1998     155,000    50,337        25,029            -            18,629
Executive Officer                   1997     153,130    37,576         5,801        2,349             9,932

Gregory T. Knipp                    1999     142,500     9,979        22,092            -             7,382
Vice President, Chief  Financial    1998     140,000    45,303             -            -             7,194
Officer and Treasurer               1997     135,000    25,814             -            -             4,388

Raymond T. Leach                    1999     150,000         -        18,934            -             6,396
Vice President                      1998      93,500         -             -            -             3,786
                                    1997         N/A         -             -            -

Charles T. Richards                 1999     130,000    38,972        23,624            -             8,043
Executive Vice President,           1998     128,000    41,612             -            -             7,240
Service Operations                  1997     122,000    30,970             -            -             7,324

Keith Stewart                       1999     150,000         -        20,748            -             6,396
Vice President                      1998      93,500         -             -            -             3,786
                                    1997         N/A         -             -            -                 -

Thomas D. Rooney                    1999     163,461         -        33,085            -           358,149
Former President                    1998     250,000   100,674        22,967            -             9,303
Chief Executive Officer             1997     208,114    71,364        24,505        8,484         1,003,748

Steven R. Andrews                   1999     157,231         -        22,724            -             6,878
Former Vice President,              1998     192,000    67,736         9,955            -             7,214
Secretary and Acting Chief          1997     193,076         -        17,289        7,473           639,898
Executive Officer

(1) Except as noted, the titles shown are the capacities in which each executive officer served at the end of fiscal 1999.

(2) The amounts required to be disclosed include taxes reimbursed during fiscal 1999 of $10,620 for Mr. Duchesne, $9,051 for Mr. Knipp, $8,092 for
     Mr. Leach, $12,488 for Mr. Richards, $11,896 for Mr. Stewart, $27,383 for Mr. Rooney and $11,808 for Mr. Andrews, and, for fiscal 1998, $11,658 for Mr. Duchesne. Also included are amounts attributable to executive medical plan expenses, disability insurance and car allowances ($7,200 per officer (other than Messrs. Rooney and Andrews) in fiscal 1999).

(3) The amounts in this column for fiscal 1999 include: (i) premiums paid by Multigraphics for executive life insurance of $1,896 for Mr. Duchesne, $1,279 for Mr. Knipp, $996 for Mr. Leach, $1,960 for Mr. Richards, $996 for Mr. Stewart, $2,315 for Mr. Rooney and $1,454 for Mr. Andrews; (ii) matching contributions under our 401(k) plan of $6,443 for Mr. Duchesne, $6,104 for Mr. Knipp, $5,400 for Mr. Leach, $6,083 for Mr. Richards, $5,400 for Mr. Stewart, $4,410 for Mr. Rooney and $4,755 for Mr. Andrews; and
     (iii) $2,000 and $625 for tax preparation and financial planning for Mr. Rooney and Mr. Andrews, respectively.

(4) Amounts shown for fiscal 1999 include a payment of $349,125 to Mr. Rooney in satisfaction of severance obligations pursuant to Mr. Rooney's employment agreement.

OPTION VALUES

The following table shows the number and value of unexercised stock options held by the persons identified in the summary compensation table as of July 31, 1999. No stock options were exercised in fiscal 1999 by the persons identified in the summary compensation table.

                        FISCAL YEAR-END OPTION VALUES

                                           NUMBER OF                               VALUE OF UNEXERCISED
                                     SECURITIES UNDERLYING                             IN-THE-MONEY
                                    UNEXERCISED OPTIONS/SARS                           OPTIONS/SARS
                                     AT FISCAL YEAR-END(1)                       AT FISCAL YEAR-END(1)(2)
                                     ---------------------                       ------------------------
             NAME                EXERCISABLE         UNEXERCISABLE          EXERCISABLE          UNEXERCISABLE
       -------------------    -----------------   -------------------    -----------------    -------------------
       Mark F. Duchesne             22,400                7,200                     -                     -

       Gregory T. Knipp             17,900                7,700                     -                     -

       Raymond T. Leach              6,667               13,333                     -                     -

       Charles T. Richards          14,800                7,200                     -                     -

       Keith E. Stewart              6,667               13,333                     -                     -

       Steven R. Andrews            30,667                    -                     -                     -

        (1)  No SARs were outstanding, as of July 31, 1999.

        (2) Based on the closing market price of our common stock of $2.1875 on July 31, 1999.

EMPLOYMENT AND OTHER AGREEMENTS

          In August 1999, we entered into change in control and termination benefit agreements with Messrs. Duchesne, Richards and Knipp to secure their continued service and to ensure dedication and objectivity in the event of a change in control or threatened change in control. Each of the agreements provides that, upon termination by the employee for good reason after a change in control or by Multigraphics for any reason other than for cause or the employee's incapacity after a change in control or prior to a contemplated change in control, we would be required to pay the employee a lump sum cash payment consisting of (i) any unpaid base salary through the date of termination, and any unpaid bonus, and (ii) one and one-half times the employee's base salary plus a pro rated bonus for the current fiscal year. We would also be required to maintain insurance and provide other benefits for 18 months. The acquisition by Paragon of Multigraphics would constitute a change in control for purposes of these agreements.

          In connection with our acquisition of Publishing Solutions in December 1997, we entered into employment agreements with Messrs. Stewart and Leach.
Each of these agreements provides for an annual salary of $150,000, and incentive compensation beginning January 1, 2000 pursuant to which such executive may receive between 30% and 60% of base salary as a bonus. Both Messrs. Stewart and Leach were granted 10 year options to purchase 20,000 shares, one-third of which were to become exercisable on each of the first three anniversaries of the agreement. The term of the employment agreements is from December 1997 through December 31, 2002.

          Each of the agreements provides that the executive may be terminated at any time for cause, or by either the executive or the Company for any reason after January 1, 2000. If the executive is terminated for cause, or elects to leave on or prior to December 31, 1999 for any reason, then such executive would forfeit his right to receive certain earn-out payments under the acquisition agreement for Publishing Solutions. If either of the employment agreements is terminated by either party without cause on or following January 1, 2000, then the terminated executive would be entitled to receive earned, but unpaid salary as of the date of termination, and any earn-out payments which become payable under the Publishing Solutions acquisition agreement.

REMUNERATION OF DIRECTORS

     Directors are reimbursed for travel and expenses related to attendance at meetings of the Board of Directors or Board committees. The cash compensation for non-employee directors consists of a quarterly retainer of $2,500 plus a grant of shares of our common stock equal in value to the quarterly cash retainer, valued at the closing price as of the end of each fiscal quarter, along with a fee of $750 for attendance at meetings which are in addition to regular meetings, whether in person or by telephone. The stock portion of the compensation for non-employee directors is intended to base a more significant portion of the directors' compensation on the performance of our stock. Directors who are officers of Multigraphics receive no additional compensation for their services as directors.

     On October 20, 1998, our Board of Directors approved the Multigraphics, Inc. 1998 Stock Incentive Plan for Directors. The plan is designed to retain qualified outside directors and to attract qualified new directors, if necessary, and to align the interests of our stockholders and our non-employee directors by increasing the proprietary interests of the non-employee directors. Under the plan, each non-employee director received an option for 10,000 shares on October 20, 1998 and will receive an additional 5,000 share option grant on the date of each annual meeting of stockholders, commencing in 1999, at an option exercise price per share equal to the fair market value of a share of common stock on the date of grant. Such options are exercisable in part or in full on the date of grant and will expire ten years after the date of grant. If a non-employee director ceases to be a director of Multigraphics for any reason, each option held by such holder is exercisable for a period of six months after the date such holder ceases to be a director or until the expiration of the term of such option, whichever is shorter. In addition, the stock portion of the outside directors' quarterly retainer will come from the plan reserves. A total of 140,000 shares of our common stock are included in the plan.

     Prior to the adoption of the Directors Option Plan, pursuant to the terms of our 1994 Long Term Incentive Plan, non-employee directors were automatically granted, on the date of each annual meeting of stockholders, non-qualified options to purchase 400 shares of common stock. Options to our outside directors will no longer be issued from our 1994 Long-Term Incentive Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Robert N. Dangremond is a member of the Compensation and Management Committee. By Letter Agreement dated January 27, 1993 we entered into an agreement with J. Alix & Associates pursuant to which J. Alix & Associates provided financial consulting services for the completion of the development and implementation of programs to improve our business strategies, operating plans, financial condition and performance. Pursuant to the terms of the Letter Agreement, Robert N. Dangremond, principal in J. Alix & Associates, acted as interim Chairman of the Board, President and CEO of Multigraphics from February 8, 1993 through September 14, 1994. In addition to his responsibilities as interim Chairman, President and Chief Executive Officer, Mr. Dangremond also assumed operational responsibilities for AM Multigraphics from August 1994 through December 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     At October 1, 1999 to our knowledge based on statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934 or upon information furnished in writing to us by the persons or entities involved, the following were the only persons, entities or groups owning beneficially 5% or more of the outstanding Common Stock entitled to vote at the Meeting:

                                                AMOUNT AND
                                                NATURE OF
NAME AND ADDRESS                                BENEFICIAL             PERCENT OF
OF BENEFICIAL OWNER                             OWNERSHIP(1)            CLASS (2)
-------------------------------                 ------------         -------------
Lion Advisors, L.P.(3). . . . . . . . . . .       750,000                26.4%
     Two Manhattanville Road
     Purchase, NY
AIF II, L.P.(3) . . . . . . . . . . . . . .       240,164                 8.4%
     c/o Apollo Advisors, L.P.
     Two Manhattanville Road
     Purchase, NY
Credit Suisse Asset Management(4) . . . . .       516,046                18.1%
     153 East 53rd Street
     One Citicorp Center
     New York, New York 10022
State of Wisconsin Investment Board . . . .       267,785                 9.4%
     P.O. Box 7842
     Madison, Wisconsin 53707
Fidelity Bankers Life Insurance
   Company Trust. . . . . . . . . . . . . .       258,023                 9.1%
     c/o Interco Associates L.C.
     1111 Congress Avenue, Suite 1850
     Austin, Texas  78701
Belgrave Investment Trust N.V.(5) . . . . .       235,390                 8.3%
     100 Piccadilly, Suite 10
     London, England W1V 9FN

-------------------
(1) Unless otherwise indicated in a note to the table, to our knowledge, ownership includes sole voting power and sole investment power.

(2) Based on shares of common stock outstanding, as of October 1, 1999 plus shares deemed outstanding pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934.

(3) The shares shown for Lion Advisors, L.P. are beneficially held for Apollo Advisors, L.P., the managing general partner of AIF II, L.P. Lion Advisors, L.P. is an affiliate of Apollo Advisors, L.P., the managing general partner of AIF II, L.P. Mr. Moore, a director of Multigraphics, is an officer of the general partner of each of (i) Lion Advisors, L.P. and
     (ii) Apollo Advisors, L.P., the managing general partner of AIF II, L.P. and may be deemed to beneficially own these shares. Mr. Moore disclaims beneficial ownership of all of such shares. Mr. Benjamin is a limited partner of each of Lion Advisors, L.P., Apollo Advisors, L.P. and AIF II, L.P. Mr. Benjamin disclaims beneficial ownership of all of such shares. See "Security Ownership of Directors and Executive Officers."

(4) Based on its Amendment No. 1 to Schedule 13G filed February 24, 1999, Credit Suisse Asset Management, formerly known as BEA Associates, is an investment advisor with sole voting and dispositive power.

(5) Based on information included in Belgrave Investment Trust N.V.'s Schedule 13D dated November 27, 1997, Duke Street Trust is the ultimate parent of Belgrave Investment Trust N.V. Cartrust and B.A. Jensen are co-administrators of the Duke Street Trust.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information concerning the number of shares of common stock that are beneficially owned, directly or indirectly, as of October 1, 1999, by each director, by each person named in the summary compensation table, and by all directors and all executive officers as a group.

     Unless otherwise indicated in a note to the table, to our knowledge, ownership includes sole voting power and sole investment power.

                                                        Amount and Nature of Beneficial
 Name of Beneficial Owner           Position                     Ownership(1)(2)               Percent of Class
 ------------------------           --------                     ---------------               ----------------
 Steven R. Andrews                  Former Acting                        1,196                        *
                                    CEO

 Jeffrey D. Benjamin                Director                            19,484                        *

 Robert N. Dangremond               Director                            19,604                        *

 Mark F. Duchesne                   President/CEO                       22,713                        *

 Gregory T. Knipp                   Vice President/                     18,400                        *
                                    CFO

 Raymond T. Leach                   Vice President                       6,667                        *

 Charles T. Richards                Executive Vice                      14,800                        *
                                    President

 Keith Stewart                      Vice President                       6,667                        *

 Jeff M. Moore(3)                   Director                         1,009,181                      35.5%

 Thomas D. Rooney                   Former CEO                            -                           *

 All directors and executives
 officers as a group
 (8 persons)(1)(2)(3)                                                1,117,516                      39.3%


-------------------
     * Less than one percent

(1) Amounts include shares acquirable within 60 days of October 1, 1999 under the Multigraphics, Inc. 1998 Stock Incentive Plan for Directors, pursuant to currently outstanding options for 10,000 shares each for Messrs. Anderson, Benjamin, Dangremond and Moore.

(2) Amounts include shares acquirable within 60 days of October 1, 1999 pursuant to the exercise of currently outstanding options granted pursuant to our 1994 Long-Term Incentive Plan (the "1994 Long Term Incentive Plan") as follows: Mr. Duchesne, 22,400 shares, Mr. Knipp, 18,400 shares, Mr. Leach, 6,667 shares, Mr. Richards, 14,800 shares, Mr. Stewart 6,667 shares, Mr. Moore, 1,133 shares, and 1,600 shares for each of Messrs. Benjamin and Dangremond.

(3) Includes 990,164 shares beneficially owned by Lion Advisors, L.P., Apollo Advisors, L.P. and AIF II, L.P. Mr. Moore is an officer of the general partner of each of (i) Lion Advisors, L.P. and (ii) Apollo Advisors, L.P., the managing general partner of AIF II, L.P. Mr. Moore disclaims beneficial ownership of the indicated shares. Mr. Benjamin is a limited partner of each of Lion Advisors, L.P.,

     Apollo Advisors L.P. and AIF II, L.P. Mr. Benjamin disclaims beneficial ownership of all such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS.

       See Index to Financial Statements on page F-1.

(a)(2) FINANCIAL STATEMENT SCHEDULE.

       Schedules have been omitted because they are not applicable, or they are immaterial or the required information is included in our "Consolidated Financial Statements" including the Notes thereto.

(a)(3) EXHIBITS.

       Reference is made to the separate exhibit index contained on page 32 hereof.

(b)    REPORTS ON FORM 8-K.

       None.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Multigraphics has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 19, 1999

                                   MULTIGRAPHICS, INC.
                                          (Registrant)


                                   By:/s/ Mark Duchesne
                                      -----------------------------------------
                                      Mark Duchesne
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 19, 1999 by the following persons on behalf of the Multigraphics and in the capacities indicated.


Signature                                    Title
---------                                    -----

/s/ Jeff M. Moore                            Chairman of the Board and Director
-----------------------------
Jeff M. Moore


/s/ Mark Duchesne                            President and Chief Executive Officer
-----------------------------
Mark Duchesne


/s/ Gregory T. Knipp                         Chief Financial Officer (principal
-----------------------------                accounting & financial officer)
Gregory T. Knipp


                                             Director
-----------------------------
Jeffrey D. Benjamin


/s/ Robert N. Dangremond                     Director
-----------------------------
Robert N. Dangremond

                                 EXHIBIT INDEX


No.    Description
2      Agreement and Plan of Merger dated September 29, 1999, among Multigraphics,
       Inc., Paragon Corporation Holdings, Inc. and Multi Acquisition Corp.

3      Certificate of Incorporation and By-laws
       (i)(A)    Second Restated Certificate of Incorporation of Multigraphics.*
       (i)(B)    Certificate of Amendment to the Second Restated Certificate of
                 Incorporation of Multigraphics (incorporated by reference to Exhibit 3(B) to our Quarterly Report on Form 10-Q filed with the Commission on May 3, 1997).
       (ii)(A)   By-laws of Multigraphics, effective as of October 13, 1993.*
       (ii)(B)   Amendment to Bylaws of Multigraphics, effective as of May 27,
                 1997 (incorporated by reference to Exhibit 3(D) to our Annual
                 Report on Form 10-K for the year ended July 31, 1997, filed with the Commission on October 22, 1997).

10     Material Contracts
       (A)       AM International, Inc. Executive Incentive Compensation Plan Fiscal
                 Year 1999.**
       (B)       Letter Agreement, dated December 8, 1994, between Multigraphics and
                 Steven R. Andrews (incorporated by reference to Exhibit 10(B) to our
                 Quarterly Report on Form 10-Q filed with the Commission on March 13,
                 1995).**
       (C)       Form of Change-In-Control and Termination Benefits Agreements, dated
                 July 7, 1995, between Multigraphics and Messrs. Andrews and Rooney
                 (incorporated by reference to Exhibit 10(H) to our Annual Report on
                 Form 10-K for the year ended July 31, 1995, filed with the Commission on October 26, 1995).**
       (D)       1994 Long-Term Incentive Plan (incorporated by reference to Exhibit
                 10(A) to our Annual Report on Form 10-K for the year ended July 31,
                 1994, filed with the Commission on October 27, 1994).**
       (E)       First Amended Plan of Reorganization, as amended September 29, 1993
                 (incorporated by reference to Exhibit 10(A) to our Annual Report on
                 Form 10-K for the year ended July 31, 1993, filed with the Commission on October 29, 1993).*
       (F)       Amendment 1991-1 to the AM International, Inc. Supplemental Executive
                 Retirement Plan (incorporated by reference to Exhibit 10(M) to our
                 Annual Report on Form 10-K for the year ended July 31, 1991, filed with the Commission on October 29, 1991).**
       (G)       AM International, Inc. Supplemental Executive Retirement Plan
                 (incorporated by reference to Exhibit 10(N) to our Annual Report on
                 Form 10-K for the year ended July 31, 1987, filed with the Commission on October 28, 1987).**
       (H)       Retirement Plan for Outside Directors of AM International, Inc.
                 (incorporated by reference to Exhibit 10(Q) to our Annual Report on
                 Form 10-K for the year ended July 31, 1987, filed with the Commission on October 28, 1987).**
       (I)       Amendment to Retirement Plan for Outside Directors of AM
                 International, Inc. (incorporated by reference to Exhibit 10(M) to our
                 Annual Report on Form 10-K for the year ended July 31, 1988, filed with the Commission on October 25, 1988).**

       (J)       Letter Agreement dated as of March 3, 1997 between Multigraphics and
                 Steven R. Andrews, filed as Exhibit 10(T) to our Annual Report on Form
                 10-K for the year ended July 31, 1997, filed with the Commission on
                 October 22, 1997.**
       (K)       Letter Agreement dated April 10, 1997 between Multigraphics and Thomas
                 D. Rooney, filed as Exhibit 10(T) to our Annual Report on Form 10-K for the year ended July 31, 1997, filed with the Commission on October
                 22, 1997.**
       (L)       Letter Agreement dated October 29, 1996 between Multigraphics and
                 Thomas D. Rooney (incorporated by reference to Exhibit 10.1 of our
                 Quarterly Report on Form 10-Q, filed with the Commission on December
                 17, 1996).**
       (M)       Amended and Restated Loan and Security Agreement, dated as of February
                 19, 1998, between Multigraphics, Publishing Solutions Inc. and
                 Foothill Capital Corporation (incorporated by reference to Exhibit
                 10(A) to our Quarterly Report on Form 10-Q, filed with the Commission on March 17, 1998).
       (N)       Amendment to 1994 Long Term Incentive Plan, dated May 1, 1997
                 (incorporated by reference to Exhibit 10(X) to our Annual Report on
                 Form 10-K for the year ended July 31, 1997).**
       (O)       Employment Agreements between Multigraphics, Donald W. Hanigan, Keith
                 E. Stewart and Raymond T. Leach, respectively (incorporated by reference to Exhibit 10.2 to Our Quarterly Report on Form 10-Q, filed with the Commission on March 17, 1998).**
       (P)       First Amendment to Amended and Restated Loan Agreement between
                 Multigraphics, Publishing Solutions Inc. and Foothill Capital
                 Corporation, dated as of July 30, 1998 (incorporated by reference to
                 Exhibit 10(T) to our Annual Report on Form 10-K for the year ended
                 July 31, 1998).
       (Q)       Credit Facility and Security Agreement between Multigraphics, Inc. and
                 Paragon Corporate Holdings Inc. dated as of September 29, 1999.
       (R)       Second Amendment to Amended and Restated Loan Agreement between
                 Multigraphics, Publishing Solutions Inc. and Foothill Capital
                 Corporation dated as of April 21, 1999.
       (S)       Third Amendment to Amended and Restated Loan Agreement between
                 Multigraphics, Publishing Solutions Inc. and Foothill Capital
                 Corporation dated as of June 23, 1999.
       (T)       Fourth Amendment to Amended and Restated Loan Agreement between
                 Multigraphics, Publishing Solutions Inc. and Foothill Capital
                 Corporation dated as of September 29, 1999.
       (U)       Form of Change in Control and Termination Agreements between
                 Multigraphics and Mark Duchesne, Greg Knipp and Charlie Richards.**

23     Consent of Arthur Andersen LLP

99     Additional exhibits
                 Second Amended Disclosure Statement, dated August 26, 1993
                 (incorporated by reference to our Annual Report on Form 10-K  for the year ended July 31, 1993, filed as Exhibit 28 with the Commission on
                 October 29, 1993).

**     Management contract or compensatory plan, contract or arrangement.

                              MULTIGRAPHICS, INC.

                         INDEX OF FINANCIAL STATEMENTS
              COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                                                                  Page
                                                                                  ----
Multigraphics, Inc. and Subsidiaries:

    Consolidated Financial Statements:

      Report of Arthur Andersen LLP Independent Public Accountants..............   F-2

      Consolidated Statements of Operations for the Years Ended July 31, 1999,
      1998 and 1997.............................................................   F-3

      Consolidated Balance Sheets at July 31, 1999 and 1998.....................   F-4

      Consolidated Statements of Cash Flows for the Years Ended July 31, 1999,
      1998 and 1997.............................................................   F-5

      Consolidated Statements of Shareholders' Equity for the Years Ended
      July 31, 1999, 1998 and 1997..............................................   F-6

      Notes to Consolidated Financial Statements................................   F-7

    All other schedules for Multigraphics and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the
Board of Directors of
Multigraphics, Inc.

    We have audited the accompanying consolidated balance sheets of Multigraphics, Inc. as of July 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multigraphics, Inc. as of July 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced difficulty in meeting its obligations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Chicago, Illinois                                            Arthur Andersen LLP
October 19, 1999

                              MULTIGRAPHICS, INC.
                     Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                                     TWELVE MONTHS ENDED
                                                           ----------------------------------------
                                                             JULY 31,      JULY 31,      JULY 31,
                                                               1999          1998          1997
                                                           ------------  ------------  ------------
REVENUES
  Machines and Supplies..................................   $   67,940    $   54,990    $   45,274
  Services...............................................       39,370        40,261        43,387
                                                            ----------    ----------    ----------
      TOTAL REVENUES.....................................      107,310        95,251        88,661
                                                            ----------    ----------    ----------
COST OF SALES
  Machines and Supplies..................................       55,326        42,724        37,335
  Services...............................................       26,265        27,346        26,536
                                                            ----------    ----------    ----------
      TOTAL COST OF SALES................................       81,591        70,070        63,871
                                                            ----------    ----------    ----------
GROSS MARGIN.............................................       25,719        25,181        24,790
OPERATING EXPENSES
  Selling, general and administrative....................       23,870        21,910        25,616
  Unusual items, net (income) expense....................           --            --        (2,095)
                                                            ----------    ----------    ----------
      TOTAL OPERATING EXPENSES...........................       23,870        21,910        23,521
OPERATING INCOME.........................................        1,849         3,271         1,269
Non-operating income (expense):
  Interest income........................................           52           211         1,288
  Interest (expense).....................................       (1,873)       (1,723)       (2,574)
  Other, net.............................................         (154)          (42)          120
                                                            ----------    ----------    ----------
Income (loss)............................................         (126)        1,717           103
Income tax expense.......................................           12           646            --
                                                            ----------    ----------    ----------
NET INCOME (LOSS)........................................   $     (138)   $    1,071    $      103
                                                            ==========    ==========    ==========
PER SHARE OF COMMON STOCK:
BASIC:
    Net income (loss)....................................   $    (0.05)   $     0.38    $     0.04
                                                            ==========    ==========    ==========
DILUTED:
    Net income (loss)....................................   $    (0.05)   $     0.37    $     0.04
                                                            ==========    ==========    ==========
Weighted average shares of common stock and
common stock equivalents outstanding (in thousands)
        Basic............................................        2,833         2,823         2,807
                                                            ==========    ==========    ==========
        Diluted..........................................        2,833         2,895         2,811
                                                            ==========    ==========    ==========

  THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                              MULTIGRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            JULY 31,      JULY 31,
                                                                              1999          1998
                                                                          ------------  ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................   $    1,538    $    2,869
  Accounts receivable, net..............................................       15,890        14,629
  Inventories, net......................................................       10,947        13,188
  Prepaid expenses and other assets.....................................          582           726
                                                                           ----------    ----------
TOTAL CURRENT ASSETS....................................................       28,957        31,412

Property, plant and equipment, net......................................        8,353         9,554
Goodwill, net...........................................................        3,939         3,681
Other assets, net.......................................................          961           992
                                                                           ----------    ----------
    TOTAL ASSETS........................................................   $   42,210    $   45,639
                                                                           ==========    ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current maturities of long-term debt........   $   11,294    $   10,745
  Accounts payable......................................................       10,947         7,312
  Service contract deferred income......................................       10,725        12,013
  Payroll related expenses..............................................        4,077         5,504
  Other current liabilities.............................................        2,792         5,248
                                                                           ----------    ----------
TOTAL CURRENT LIABILITIES...............................................       39,835        40,822

Post-retirement benefit obligations.....................................        7,886         8,626
Long-term debt..........................................................          591         1,048
Other long-term liabilities.............................................        4,141         5,287
                                                                           ----------    ----------
    TOTAL LIABILITIES...................................................       52,453        55,783

SHAREHOLDERS' EQUITY:
  Preferred stock, 0.5 million shares authorized; no shares issued
  Common stock, $.025 par value; 9.5 million shares authorized;
    2,833,322 issued as of July 31, 1999 and 2,829,526 issued
    as of July 31, 1998.................................................           70            70
Capital in excess of par value..........................................       22,886        22,847
Accumulated earnings (deficit)..........................................      (33,199)      (33,061)
                                                                           ----------    ----------
    TOTAL SHAREHOLDERS' EQUITY..........................................      (10,243)      (10,144)
                                                                           ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................   $   42,210    $   45,639
                                                                           ==========    ==========

  THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                              MULTIGRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                      TWELVE MONTHS ENDED
                                                         ---------------------------------------------
                                                         JULY 31, 1999   JULY 31, 1998   JULY 31, 1997
                                                         -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)......................................   $     (138)     $    1,071      $      103
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOW
 FROM OPERATING ACTIVITIES:
                                                          ----------      ----------      ----------
Depreciation of property, plant and equipment..........        1,870           1,859           1,836
Amortization of goodwill...............................          154              42               -
Benefit from operating loss carryforwards..............            -             646               -
Change in assets and liabilities:
Accounts receivables, net..............................       (1,261)             27           9,028
Inventory, net.........................................        2,241           1,750            (291)
Prepaid expenses and other assets......................          144             193             858
Accounts payable.......................................        3,635          (1,802)        (10,218)
Deferred service revenue...............................       (1,288)            232          (1,186)
Other current liabilities..............................       (3,049)         (5,064)        (14,728)
Other, net.............................................         (924)         (1,718)         (1,041)
                                                          ----------      ----------      ----------

CASH FLOW FROM OPERATING ACTIVITIES....................        1,384          (2,764)        (15,639)
                                                          ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition Activities................................         (462)         (6,873)              -
 Capital expenditures..................................         (757)           (638)         (1,862)
 Proceeds from Divested Operations.....................            -               -          50,638
 Proceeds from disposition of PP&E.....................           88               -             149
                                                          ----------      ----------      ----------
CASH FLOW FROM INVESTING ACTIVITIES....................       (1,131)         (7,511)         48,925
                                                          ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
 credit facilities.....................................        2,056           7,768          (5,430)
Payment of Bankruptcy Claims...........................       (3,060)         (4,285)         (5,318)
Payments under capital lease arrangements..............         (580)           (715)           (642)
Payment of special dividend............................            -               -         (14,080)
                                                          ----------      ----------      ----------
CASH FLOW FROM FINANCING ACTIVITIES....................       (1,584)          2,768         (25,470)
                                                          ----------      ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......        (1,331)         (7,507)          7,816
Cash and cash equivalents at beginning of period.......         2,869          10,376           2,560
                                                           ----------      ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............    $    1,538      $    2,869      $   10,376
                                                           ==========      ==========      ==========

  THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                              MULTIGRAPHICS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                         ----------------------------------------------------------------------
                                              Common Stock           Treasury Stock             Warranty
                                         ----------------------------------------------------------------------
                                           Number                 Number                  Number
                                             of                      of                      of
                                         Shares (a)    Amount    Shares (a)    Amount    Shares (a)    Amount
                                         ----------  ----------  ----------  ----------  ----------  ----------
Balance at July 31, 1996...............  2,804,000    $     70        632     $     (6)    438,000    $    383
  Net income...........................
  Aggregate effect of current year
    translation adjustments............
  Issuance of new common stock.........     11,969
  Retirement of Treasury Stock.........       (632)                  (632)           6
  Expiration of Warrants...............                                                   (438,000)       (383)
  Payment of special dividend..........
    Other, net.........................
                                         ---------    --------    -------     --------    --------    --------
Balance at July 31, 1997...............  2,815,337          70         --           --          --          --
  Net Income...........................
  Benefit from operating loss
    carryforwards......................
Issuance of new common stock...........     13,523
Stock option exercises.................        666
                                         ---------    --------    -------     --------    --------    --------
Balance at July 31, 1998...............  2,829,526          70         --           --          --          --
  Net Income...........................
  Issuance of new common stock.........      3,796
                                         ---------    --------    -------     --------    --------    --------
Balance at July 31, 1999...............  2,833,322    $     70         --     $     --          --    $     --
                                         ---------    --------    -------     --------    --------    --------

                                         Capital in   Accumulated   Translation       Total
                                         Excess of     Earnings/     Cumulative   Shareholders'
                                         Par Value     (Deficit)     Adjustment      Equity
                                         ----------   -----------   -----------   -------------
Balance at July 31, 1996...............   $ 35,865      $(34,234)     $    218      $   2,296
  Net income...........................                      103                          103
  Aggregate effect of current year
    translation adjustments............                                   (218)          (218)
  Issuance of new common stock.........
  Retirement of Treasury Stock.........         (6)
  Expiration of Warrants...............        383
  Payment of special dividend..........    (14,080)                                   (14,080)
    Other, net.........................                       (1)                          (1)
                                          --------      --------      -------       ---------
Balance at July 31, 1997...............     22,162       (34,132)          --         (11,900)
  Net Income...........................                    1,071                        1,071
  Benefit from operating loss
    carryforwards......................
Issuance of new common stock...........        646                                        646
Stock option exercises.................         39                                         39

Balance at July 31, 1998...............   --------      --------      -------       ---------
  Net Income...........................     22,847       (33,061)          --         (10,144)
  Issuance of new common stock.........                     (138)                        (138)
                                                39                                         39
Balance at July 31, 1999...............   --------      --------      -------       ---------
                                          $ 22,886      $(33,199)     $    --       $  10,243
                                          --------      --------      -------       ---------

  THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Multigraphics, Inc. (the "Company"), a Delaware corporation, distributes an extensive range of equipment, supplies, and services to the graphic arts industry. The Company has approximately 20,000 customers, including small and mid-size commercial printers, quick print franchises, in-plant print shops, governmental agencies, and educational institutions. No individual customer accounts for more than 10% of net revenue.

The Company's headquarters and primary operations are located in Mt. Prospect, Illinois. Products are distributed throughout the United States utilizing seven distribution facilities. To a lesser extent, products are distributed internationally through independent dealers. The Company employs approximately 325 service technicians throughout the United States to provide technical service and training.

BASIS OF PRESENTATION: The Consolidated Financial Statements include the accounts of Multigraphics, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated. The Company's fiscal year end is July 31. All references to years, unless otherwise indicated, refer to the fiscal year. Certain prior year amounts have been reclassified to be consistent with current year presentation.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. It is the Company's policy to invest its excess cash in interest bearing deposits with major banks and institutional money market funds.

INVENTORIES: Inventories are valued at the lower of cost determined by the first-in, first out (FIFO) method, or market.

PROPERTIES, EQUIPMENT AND DEPRECIATION: Properties and Equipment are stated at cost and are depreciated over estimated useful lives, ranging from 3 to 10 years, primarily on a straight-line basis. The Company adjusts the net book value to recognize impairments in accordance with "SFAS 121: Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."

GOODWILL: Multigraphics amortizes goodwill over periods from ten to forty years. Periodically, the Company reviews and, if necessary, adjusts the carrying value for goodwill based upon current facts and circumstances and its best estimate of undiscounted future cash flows of the related business. Amortization of goodwill amounted to $154 and $42 in 1999 and 1998.

SEGMENT REPORTING: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The statement also establishes standards for related disclosure about products and services, geographic areas and major customers.

DERIVATIVE INSTRUMENTS: In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either

--------------------------------------------------------------------------------
an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on the Company's earnings.

REVENUE RECOGNITION: Revenue is recognized from sales when a product is shipped. The Company recognizes warranty and equipment installation expenses at the time a product is shipped, if applicable. The expense is estimated considering current warranty policies and historical experience. Amounts billed for service contracts are credited to Service contract deferred income and recognized as revenues over the term of the contracts.

INCOME TAXES: Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

INCOME PER COMMON SHARE: "Basic earnings per share" have been calculated based upon the weighted average number of shares actually outstanding, and "diluted earnings per share" have been calculated based upon the weighted average number of common shares outstanding and other potential common shares if they were dilutive.

--------------------------------------------------------------------------------
NOTE 2--PLAN OF MERGER AND BUSINESS RISKS

PLAN OF MERGER
On October 1, 1999, the Company announced that it entered into an Agreement and Plan of Merger with Paragon Corporate Holdings, Inc. ("Paragon") providing for Paragon to acquire the Company for $1.25 in cash per share of common stock. Paragon will also assume the outstanding debt of the Company. Concurrently with executing the merger agreement, the Company entered into a credit facility with Paragon pursuant to which Paragon advanced the Company $2,000 on a secured basis and subordinated to the Company's primary lender as discussed in Note 4. The board of directors of each company have approved the transaction. Paragon is the parent company of AB Dick Company, a manufacturer and worldwide supplier to the graphic arts industry.

The merger transaction will be accounted for as a purchase and is anticipated to close by the end of calendar 1999. The merger is subject to approval of the holders of at least a majority of our outstanding shares of common stock, expiration of the Hart-Scott-Rodino antitrust review period and other customary conditions. Under the merger agreement, Paragon may receive a termination fee under certain circumstances. There can be no assurance that the merger agreement will result in a transaction.

Lion Advisors, L.P. and AIF II, L.P., which beneficially own approximately 35 percent of the issued and outstanding shares of Multigraphics, have agreed with Paragon to support the transaction and to vote for approval of the merger agreement and have granted an option to Paragon to purchase their shares under certain circumstances.

BUSINESS RISKS
During the Company's fourth fiscal quarter ended July 31, 1999, the Company continued to experience difficulty in meeting its liquidity requirements due to lower than expected sales, the timing of demands to settle non-operating obligations and decreases in its borrowing base. This liquidity difficulty forced the Company to reduce inventory and delay payments to vendors and suppliers, which led some vendors to delay or cancel shipment of product, resulting in lower sales levels and profitability for the Company. As of July 31, 1999 over 50% of the Company's trade accounts payable were past their due date. In light of these events, the Company's primary lender in August 1999 advised the Company that it needed to protect its collateral base and, absent an immediate plan or transaction which would infuse significant additional liquidity into the Company, it would commence reducing the lending advance rates as well as increasing the interest rate on borrowings and might invoke a material adverse change clause. This action by the lender would have worsened the Company's already tenuous liquidity situation and possibly force the Company into bankruptcy.

The $2,000 loan from Paragon has been used by the Company to pay down a large portion of the past due trade accounts payable and to pay merger transaction costs. It is anticipated that the reduction of the past due accounts payable will induce vendors to release product which will reduce backorders and facilitate increased sales levels. The Company's ability to meet its liquidity requirements through the completion date of the merger transaction is largely dependent on sustained levels of billings to customers which generate borrowing base liquidity. Variations in market demand, competitive pressures or purchase mix and the timing of revenues and costs could have a negative impact on the Company's liquidity and credit facilities. In light of this the Company is continuing to implement cost reduction programs to minimize the uses of cash. The Company believes that the liquidity provided by the $2,000 loan from Paragon, its current projections of future billings, the continued positive results of identified cost reduction programs, and the continuation of the Company's credit facilities will provide the Company with capital resources and liquidity sufficient to finance its current operations and fund non-operating obligations as they come due through the date of merger, however, there can be no assurance that such will be the case.

The Company's current financial condition and uncertainties as described above raise substantial doubt about the Company's ability to continue as a going concern absent the merger transaction. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

--------------------------------------------------------------------------------
NOTE 3--ACQUISITIONS

In December, 1997 the Company purchased all of the outstanding shares of Publishing Solutions Inc., and acquired the operating assets of Hanley Graphic Products Company. Publishing Solutions provides its customers in northeast and central Ohio with equipment and systems integration solutions utilizing digital technologies for design, pre-press, imaging, and interactive media applications. Hanley Graphic Products Company is a regional dealer of graphic arts equipment and supplies serving customers in Northern Illinois. In June 1998, the Company acquired the business and certain assets of Progressive Lithoplate and Supply Company, a regional graphic arts dealer serving customers in Northern Illinois. In September 1998, the Company acquired the business and certain assets of Austin, Texas based Texas Prepress Systems, Inc., a regional prepress systems integrator.

The aggregate purchase price for the four acquired companies was $7,213 including expenses of the transactions, and could increase by a maximum of $875, contingent upon the attainment of certain operating targets by the acquired companies over the two years following their acquisition. The excess purchase price over the fair market value of net assets acquired amounts to a preliminary value of $4,135, which will be amortized over periods from 10 to 40 years.

The acquisitions have been accounted for as purchases and, accordingly, the consolidated financial statements include results of operations from the date of acquisition. The following pro forma summary presents the results of operations for the current and prior periods as though the acquisitions had taken place at the beginning of the prior period. The pro forma amounts give effect to certain adjustments including increased interest expense, goodwill amortization, estimated income tax expense as well as other factors, and do not necessarily reflect the results which would have occurred had the businesses operated as a single entity during such periods, nor are they necessarily indicative of results which may be obtained in the future.

                                                 Year Ended
                                  ----------------------------------------
                                    July 31,      July 31,      July 31,
                                      1999          1998          1997
                                  ------------  ------------  ------------
Revenues........................   $  107,520    $  106,763    $  120,385
Net Income (Loss)...............   $     (135)   $      856    $      335

Earnings per share:
   Basic........................   $    (0.05)   $     0.30    $     0.12
   Diluted......................   $    (0.05)   $     0.30    $     0.12

--------------------------------------------------------------------------------
NOTE 4--BORROWING ARRANGEMENTS

The Company's short and long-term borrowings are comprised of the following:

                                                          July 31, 1999   July 31, 1998
                                                          -------------   -------------
  Revolving Credit Facility.............................   $    9,823      $    7,768
  General Unsecured Claims & Priority Tax Claims........          881           2,265
  Capital Leases........................................        1,181           1,760
                                                           ----------      ----------
    Total...............................................   $   11,885      $   11,793
                                                           ==========      ==========

Classified in the Consolidated Balance Sheet as follows:
  Short-term............................................   $   11,294      $   10,745
  Long-term.............................................          591           1,048
                                                           ----------      ----------
    Total...............................................   $   11,885      $   11,793
                                                           ==========      ==========

In May, 1997 the Company entered into a $10,000 three year secured Revolving Credit Facility (subject to borrowing base limitations) with Foothill Capital Corporation ("Foothill"). The Revolving Credit Facility includes a $5,000 sub-facility for the issuance of letters of credit. As security for utilization of the Revolving Credit Facility, the Company granted a security interest and general lien upon all of its assets. On February 19, 1998 the Revolving Credit Facility was amended and restated ("the Amendment") to add the Company's wholly owned subsidiary, Publishing Solutions Inc., as a co-borrower under the Facility. The Amendment was made, among other things, to allow the eligible assets of Publishing Solutions Inc. to be included in the Company's borrowings base and to reset the Company's covenant requirements in light of the acquisitions made by the Company during the quarter ended January 31, 1998. On July 30, 1998 the Revolving Credit Facility was amended further to, among other things, (1) grant the Company the ability to increase the Revolving Credit Facility limit in increments of $1,000 up to a maximum limit of $15,000 and,
(2) extend the expiration date an additional two years to May 30, 2002 plus an automatic one year extension unless terminated pursuant to the terms of the Revolving Credit Facility. The Revolving Credit Facility limit was increased to $11,000 on July 31, 1998, $12,000 on November 6, 1998 and $13,000 on February
12, 1999. On July 31, 1999, the calculated borrowing base was approximately $11,000. As of July 31, 1999, the Company had borrowings of $9,823 under the Revolving Credit Facility and was utilizing approximately $1,330 of the facility to secure outstanding letters of credit. Interest generally will be charged at a spread of 1% above the reference (i.e. prime) rate of Foothill. As of July 31, 1999 the reference rate was 8.0%. Letter of credit fees are 0.75% per annum plus issuance costs and processing fees. The agreement contains restrictive covenants limiting capital expenditures, restricting the payment of dividends and other payments and providing for quarterly measures of working capital and net worth, among other things. In addition, the agreement limits the Company's ability to borrow or to request letters of credit following a material adverse change as determined by Foothill. As of July 31, 1999, the Company was in compliance with the covenants (as amended and discussed below) of the Revolving Credit Facility.

On October 1, 1999, the Revolving Credit Facility was further amended to, among other things, (1) permit the Company to obtain a $2,000 secured subordinated loan from Paragon Corporate Holdings, Inc. and, (2) reset the Company's covenant requirements in light of the Company's impending merger transaction with Paragon Corporate Holdings, Inc. as described in Note 2 "Plan of Merger". On October 1, 1999, the Company borrowed $2,000 on a secured subordinated basis from Paragon Corporate Holdings, Inc. These borrowings are subordinate to the borrowings under the Revolving Credit Facility, will incur interest at 10% per annum, and are to be repaid no later than September 30, 2000.

--------------------------------------------------------------------------------
NOTE 4--BORROWING ARRANGEMENTS (CONTINUED)

On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization ("Plan"). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. The final scheduled quarterly payment was made during September 1998. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment, and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims has been imputed at 9% per annum. At July 31, 1999 the Company had $745 of restricted cash which pertains to the settlement of disputed claims in accordance with the Plan.

As of July 31, 1999, aggregate maturities of total debt and capitalized leases, are as follows:

         Due fiscal year ending:

     2000...................  $1,370
     2001...................     247
     2002...................   9,992
     2003...................      60
     2004...................     216
     2005 and thereafter....      --

The Revolving Credit Facility is classified as a current liability on the balance sheet to comply with the accounting requirements. However, for the aggregate debt maturities above, the Revolving Credit Facility amount of $9,823 is reflected in 2002, the year the Revolving Credit Facility expires.

Cash paid for interest was $1,680 during 1999, $1,523 during 1998 and $2,498 during fiscal 1997.

--------------------------------------------------------------------------------
NOTE 5--COMMITMENTS AND CONTINGENCIES

The Company received creditor claims during its bankruptcy proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. As of July 31, 1999 and July 31, 1998, disputed claims amounted to $5,105 and $5,205, respectively. The disputed claims are primarily comprised of environmental and product liability claims. Although the vast majority of the claims filed in the bankruptcy proceedings have been expunged or resolved within the Company's reserves, a few significant disputed claims remain pending in the bankruptcy proceeding.

In October, 1995, a wholly owned subsidiary in the United Kingdom (currently in liquidation) repaid an intercompany loan of approximately $1,000. The liquidator of this subsidiary has asserted that the loan repayment was a preference and should be repaid, together with interest for the benefit of other creditors. The Company has vigorously resisted the liquidator's claim on the basis that the subsidiary was solvent at the time of the loan repayment, it was anticipated that it would remain solvent in the future, and there was no intent to prefer.

The Company has been notified of various environmental matters in connection with certain current or former Company locations in Illinois and Ohio. The Company is also involved in various other administrative and legal proceedings incidental to its business, including product liability and general liability lawsuits against which the Company is partially insured.

The disputed claims in the bankruptcy proceedings and the other legal proceedings are in many cases in excess of recorded reserves. At the present time, it is management's opinion, based on information available to the Company and management's experience in such matters, that the resolution of these legal proceedings is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

The Company has sold certain receivables related to machine sales, subject to recourse provisions and repurchase provisions. Management believes unreserved exposures pertaining to these contingencies will not materially impact the Company's financial condition, results of operations or liquidity.

--------------------------------------------------------------------------------
NOTE 6--INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                                                         Year Ended
                                                         -------------------------------------------
                                                         July 31, 1999  July 31, 1998  July 31, 1997
                                                         -------------  -------------  -------------
The domestic and foreign components of
   income (loss) are as follows:
Domestic...............................................    $    (126)     $   1,717      $     366
Foreign................................................           --             --           (263)
                                                           ---------      ---------      ---------
                                                           $    (126)     $   1,717      $     103
                                                           =========      =========      =========
Provision for income taxes is as follows:
Domestic...............................................    $      12      $     646      $      --
Foreign................................................           --             --             --
                                                           ---------      ---------      ---------
                                                           $      12      $     646      $      --
                                                           =========      =========      =========
A reconciliation of the income tax expense
   (benefit) on income (loss) per the U.S.
   federal statutory rate to the reported
   income tax expense (benefit) follows:

US Federal statutory rate applied to pretax
   income (loss).......................................    $     (43)     $     584      $      35
Operating loss with no current tax benefit
   and varying tax rates of other national
   governments.........................................           41             --             89
Permanent tax differences..............................            2             19           (124)
State taxes, net of federal benefit....................           12             43             --
                                                           ---------      ---------      ---------
   Income tax expense..................................    $      12      $     646      $      --
                                                           =========      =========      =========

--------------------------------------------------------------------------------

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standard (SFAS) No. 109. At July 31, 1999 and July 31, 1998 the approximate amounts of deferred tax assets and deferred tax liabilities resulting from temporary differences and carryforwards were as follows:

The plans' funded status at July 31, was as follows:

                                                             1999       1998
                                                          ----------  ---------
Deferred Tax Assets
  Inventory valuation...................................  $      500  $   1,200
  Insurance reserves....................................       3,400      4,400
  Other.................................................       3,400      3,800
                                                          ----------  ---------
Subtotal................................................       7,300      9,400
Domestic tax operating loss carryforwards
  limited by Sec 382....................................      21,000     21,000
Domestic tax operating loss carryforwards...............      64,000     60,000
AMT credit carryforward.................................       1,800      1,800
                                                          ----------  ---------
Deferred Tax assets.....................................      94,100     92,200
  Valuation allowance...................................     (94,100)   (92,200)
                                                          ----------  ---------
Net deferred tax asset..................................  $       --  $      --
                                                          ==========  =========

The Internal Revenue Code ("IRC") Sec. 382 ownership change which resulted from the 1993 bankruptcy reorganization imposed a limitation on the usage of pre-reorganization domestic tax operating loss carryforwards. Usage of this loss carryforward is limited to $3,689 per year or $55,335 for a period of 15 years following the ownership change. In addition, as of July 31, 1999, the Company had domestic tax loss carryforwards of approximately $169,000 attributable to post-reorganization periods and therefore not subject to limitation. However, the Plan of Merger (see Note 2) would result in IRC section 382 limitations on the utilization of the post-reorganization tax operating loss carryforwards and further limit the pre-reorganization tax operating loss carryforwards. The domestic tax loss carryforwards will expire from 2000 to 2020. The AMT credit, although subject to the IRC Sec. 382 limitation, has no expiration date.

During 1999, the deferred tax asset and related valuation allowance increased by $1,900 primarily due to generation of taxable losses. Due to the uncertainty as to the realizability of the deferred tax assets, the Company has established valuation allowances in accordance with SFAS No. 109 to offset the asset.

To the extent the Company realizes a tax benefit as a result of future reductions in the valuation allowance related to the utilization of pre-reorganization deferred tax assets, fresh start accounting rules provide for the reporting of such benefit by increasing Capital in excess of par value. Although the future recognition of this benefit will have no impact on net earnings, the Company will realize a cash benefit from utilization of the "Pre-Reorganization Benefits" against any future tax liabilities.

--------------------------------------------------------------------------------
NOTE 7--DEFERRED COMPENSATION

As of July 31, 1998, the Company's 1994 Long Term Incentive Plan provides for the issuance of 560,000 shares of $.025 par value Common Stock. Options to purchase the Common Stock are awarded at a price not less than 100% of the market price on the date of grant, become exercisable at various dates generally from one to four years after the date of grant, and expire ten years after the date of grant. In the event a holder of options is no longer employed by the Company, the unvested shares are canceled upon the employee's termination and any vested shares must be exercised within 90 days or they are also canceled.

On October 20, 1998, the Company's Board of Directors approved the Multigraphics, Inc. 1998 Stock Incentive Plan for Directors. Options to purchase a total of 140,000 shares of the Company's Common Stock are included in the plan. Under the plan, each non-employee director received an option for 10,000 shares on October 20, 1998 and will receive and additional 5,000 share option grant on the date of each annual meeting of stockholders, commencing in 1999, at an option exercise price per share equal to the fair market value of a share of Common Stock on the date of the grant. Such options are exercisable in part or in full on the date of the grant and will expire ten years after the date of grant.

                                                      1999                        1998                       1997
                                             ------------------------   ------------------------   ------------------------
                                                         Exercise                    Exercise                   Exercise
                                             Number        Price        Number         Price       Number         Price
                                               of          Range          of           Range         of           Range
                                             Shares      Per Share      Shares       Per Share     Shares       Per Share
                                             --------  --------------   --------  --------------   --------  --------------
Outstanding at the Beginning of the Year...  350,383   $2.1875-8.2139   293,649   $2.1875-8.2139   202,460   $ 6.250-8.2139
Granted....................................   40,000   $        4.500   129,000   $  2.500-4.875   179,150   $2.1875-2.4375
Exercised..................................       --   $           --      (666)  $       2.4375   (11,969)  $       3.0000
Canceled...................................  (98,667)  $ 2.4375-6.875   (71,600)  $ 2.1875-8.660   (75,992)  $ 4.6426-6.875
                                             --------  --------------   --------  --------------   --------  --------------

Outstanding at the End of the Period.......  291,716   $2.1875-8.2139   350,383   $2.1875-8.2139   293,649   $2.1875-8.2139
                                             ========  ==============   =======   ==============   ========  ==============
Exercisable at the End of the Period.......  175,575   $2.1875-8.2139   104,416   $2.1875-8.2139    87,039   $2.1875-8.2139
                                             --------  --------------   --------  --------------   --------  --------------

As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for stock-based awards to employees. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements for all periods presented.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to July 31, 1995 under the fair value method of that statement. The fair value of options granted has been estimated at the date of grant using the following weighted average assumptions.

                                      1999     1998     1997
                                     ------   ------   ------
 Risk-free rate (%).............       4.57     5.90     5.85
 Volatility (%).................      25.0     33.0     25.0
 Expected Life (in years).......       5        5        5
 Dividend Yield.................      ---      ---      ---

Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of stock options granted through July 31, 1999, 1998, and 1997 was $2.01, $1.55 and $1.17 per share, respectively.

-------------------------------------------------------------------------------
NOTE 7--DEFERRED COMPENSATION (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and per share data from continuing operations is as follows:

                                        1999      1998      1997
                                        ----      ----      ----
Pro Forma Net Income (loss):           $(235)    $1,029     $94

Pro Forma Per Share Data:
     Basic..........................   $(.08)      $.36     $.03
     Diluted........................   $(.08)      $.36     $.03


Because the Company anticipates making additional grants and options vest over several years, the effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. SFAS No. 123 is applicable only to options granted subsequent to July 31, 1995.

NOTE 8--UNUSUAL ITEMS

On September 20, 1996, the Company completed the sale of its 2,148,000 shares of AM Japan Co., Ltd. ("AM Japan") and received proceeds of approximately $10,600, net of certain costs. A gain of approximately $2,600 was recorded by the Company in the quarter ended November 2, 1996, after providing for expenses related to the sale.

On October 17, 1996, the Company's Canadian subsidiary filed for voluntary assignment in bankruptcy. Reserves for the cost to exit Canada, which had been established in the fiscal year ended July 31, 1996, were adequate and no additional costs were recognized.

On December 2, 1996, the Company and Xeikon, N.V. entered into an agreement under which the parties agreed not to renew the distribution agreement. The distribution agreement provided for the Company to sell and service Xeikon digital color presses in North America. As part of this agreement, Xeikon America, Inc. has acquired certain assets from the Company and assumed certain responsibilities of the Company. The divestiture of the assets resulted in a net loss of approximately $500 which the Company recorded in the quarter ending November 2, 1996.

-------------------------------------------------------------------------------
NOTE 9--BALANCE SHEET ACCOUNTS

The components of certain balance sheet accounts are as follows:

                                                           July 31,      July 31,
                                                             1999          1998
                                                         ------------  ------------
ACCOUNTS RECEIVABLE
  Accounts receivable..................................   $   16,230    $   14,929
  Allowance for doubtful accounts......................         (340)         (300)
                                                          ----------    ----------
    Accounts receivable, net...........................   $   15,890    $   14,629
                                                          ==========    ==========

PROPERTY, PLANT AND EQUIPMENT:
  Machinery and equipment..............................   $   12,574    $   11,985
  Leasehold improvements...............................        3,339         3,338
                                                          ----------    ----------
                                                              15,913        15,323
  Less accumulated depreciation and amortization.......       (7,560)       (5,769)
                                                          ----------    ----------
    Property, plant and equipment, net.................   $    8,353    $    9,554
                                                          ==========    ==========
GOODWILL:
  Goodwill.............................................   $    4,135    $    3,723
  Amortization.........................................         (196)          (42)
                                                          ----------    ----------
    Goodwill, net......................................   $    3,939    $    3,681
                                                          ==========    ==========

NOTE 10--VALUATION AND QUALIFYING ACCOUNTS

The activity in the allowance for uncollectible accounts for the years ended July 31, 1999, 1998 and 1997 is as follows:

                                                     Accounts
                                                    Receivable
                                                    -----------
Balance July 31, 1996.............................   $     822
  Additions Charged to Cost & Expenses............         150
  Deductions from Reserves........................        (637)
                                                     ---------

Balance July 31, 1997.............................         335
  Additions Charged to Cost & Expenses............         175
  Deductions from Reserves........................        (210)
                                                     ---------
Balance July 31, 1998.............................         300
  Additions Charged to Cost & Expenses............         237
  Deductions from Reserves........................        (197)
                                                     ---------
Balance July 31, 1999.............................   $     340
                                                     =========

NOTE 11--RETIREMENT BENEFIT PLANS

The Company maintains defined contribution retirement plans for domestic employees comprised of a savings plan (401(k)) and a profit sharing plan (Retirement Accumulation Plan). Contributions to these plans take the form of
(i) Company contributions to match a portion of employee contribution and
(ii) contributions made at the discretion of the Board of Directors. The Company's contributions to the domestic defined contribution plans were $770, $800 and $911 in 1999, 1998 and 1997, respectively.

In addition, the Company provides limited life insurance and health care benefits to certain domestic retired employees and provides for certain medical and life insurance benefits for retirees of previously closed manufacturing locations.

-------------------------------------------------------------------------------
NOTE 11--RETIREMENT BENEFIT PLANS (CONTINUED)

Net post-retirement life and health care cost includes the following components:

                                                                            Twelve Months Ended
                                                                      -------------------------------
                                                                      July 31,   July 31,   July 31,
                                                                        1999       1998       1997
                                                                      ---------  ---------  ---------
Service Cost--benefits earned during the period.....................  $       3  $       3  $       3
Interest cost on accumulated post-retirement benefit obligation.....        609        622        622
Amortization of unrecognized actuarial gain.........................         --        (50)      (304)
                                                                      ---------  ---------  ---------
Total life and health care costs....................................  $     612  $     575  $     321
                                                                      =========  =========  =========

The plans' funded status at July 31, was as follows:

                                                                          1999       1998       1997
                                                                        ---------  ---------  ---------
Actuarial present value of benefit obligations
  Retirees............................................................  $   8,210  $   8,010  $   8,348
  Fully eligible active participants..................................        148        161        224
Other Active Participants.............................................         52         82         --
                                                                        ---------  ---------  ---------
Accumulated post-retirement benefit obligation........................      8,410      8,253      8,572
Cumulative unrecognized actuarial gain/(loss).........................       (524)       373      1,157
                                                                        ---------  ---------  ---------
Accrued post-retirement life and health care costs....................  $   7,886  $   8,626  $   9,729
                                                                        =========  =========  =========

Assumptions used for the Company's retiree life and health care plans as of July 31, were as follows:

                                                                          1999       1998       1997
                                                                        ---------  ---------  ---------
Discount rate for determining obligations.............................     7.50%      7.25%      7.25%
Discount rate for determining net periodic
  post-retirement benefit costs.......................................     7.00%      7.25%      7.25%

    If the health care cost trend rates were increased 1% for all future years, the accumulated post-retirement benefit obligation would have increased 3.7% at July 31, 1999. The effect of this change on the aggregate of service and interest costs would have been an increase of 3.5% for 1999. If the health care cost trend rate were decreased 1% for all future years, the accumulated post-retirement benefit obligation would have decreased 3.5% at July 31, 1999. The effect of this change on the aggregate of service and interest costs would have decreased 3.3% for 1999. A 9.5% increase in the health care cost trend rate was assumed for retirees under age 65 and an 8.0% increase for those over the age of 65. These rates are assumed to decrease gradually to 5.5% in the year 2001.

--------------------------------------------------------------------------------
NOTE 12--LEASE TRANSACTIONS

The Company leases certain real and personal property and is responsible for most maintenance, insurance and tax expenses related to leased facilities. At July 31, 1999, the future lease payments for continuing operating leases are as follows:

      2000........................................          $1,526
      2001........................................           1,218
      2002........................................           1,167
      2003........................................           1,136
      2004........................................           1,109
      2005 and thereafter.........................           1,020
                                                      ------------
      Total future operating lease payments                 $7,176
                                                      ============

Rental expenses for all operating leases were $1,738, $2,026 and $2,741 in 1999, 1998 and 1997, respectively.

-------------------------------------------------------------------------------
NOTE 13--OPERATING SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information," effective July 31, 1999. Adoption of this Statement required the Company to change the disclosure of operating segment information, but did not require significant changes in the way geographic information was disclosed.

The Company is a distributor of an extensive range of equipment and supplies and a service provider to the U.S. graphic arts industry. The Company manages two operating segments: Distribution and Service.

The Company's distribution segment serves in-plant printers and small to medium sized commercial printers. Its supplies and equipment offerings consist of consumable products used in the production of printed materials such as films, inks, plates, rubber rollers, cleaning solutions and cotton pads, as well as equipment products such as digital imagesetters, platesetters, presses, folders and cutters. The Company tracks various categories of these products, none of which account for more than 10% of its revenues.

The Company's service segment provides service and parts offerings on over 250 models of printing equipment installed in in-plant and small to medium sized commercial print shops, governmental and educational institutions, as well as national retail outlets. The Company has approximately 325 service representatives, and offers service capabilities in all 50 states.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and direct operating income of the segments and does not include general and administrative costs. The Company accounts for intersegment sales as transfers of inventory.

The Company's reportable segments are strategic business units. The business segments have been separated based on specifically identifiable revenues and the direct costs that are attributable to each of the segments.

-------------------------------------------------------------------------------
NOTE 13--OPERATING SEGMENTS (CONTINUED)

Information as to the operations of the Company's two operating segments is as follows:

                                                                         Corporate/
                                                Distribution   Service     Other        Total
                                                ------------  ---------  -----------  ----------
1999:
Revenue.......................................   $  67,940    $  39,370   $      --   $  107,310
Earnings/(loss) from operations...............       3,622        8,450     (10,223)       1,849
Earnings/(loss) before taxes..................       3,622        8,450     (12,198)        (126)

1998:
Revenue.......................................      54,990       40,261          --       95,251
Earnings/(loss) from operations...............       3,594        9,920     (10,243)       3,271
Earnings/(loss) before taxes..................       3,594        9,920     (11,797)       1,717

1997:
Revenue.......................................      42,770       42,288       3,603       88,661
Earnings/(loss) from operations...............        (200)      11,752     (10,283)       1,269
Earnings/(loss) before taxes..................   $    (200)   $  11,752   $ (11,449)  $      103

Corporate/Other represents general and administrative costs or revenues (in 1997 only) that are not directly attributable to one of the operating segments. The Company does not allocate assets, capital expenditures, depreciation and interest expense between operating segments.

In 1999 and 1998 the majority of the Company's revenues were generated in the United States. The Company has some sales outside of the United States through foreign dealers that do not have a material effect on the total revenues from each segment. In 1997, subsidiaries in Canada and Japan contributed to the total revenues but did not have a material effect.

-------------------------------------------------------------------------------
NOTE 14--QUARTERLY FINANCIAL INFORMATION--(UNAUDITED)

A summary of quarterly financial information for fiscal 1999 and 1998 is as follows:

1999                                                                Quarter
---------------------------------------------------------------------------------------------------
                                                1st        2nd        3rd        4th     Total Year
Revenues...................................  $  25,669  $  24,955  $  31,099  $  25,587  $  107,310
Gross Profit...............................      6,867      5,805      7,537      5,510      25,719
                                             ---------  ---------  ---------  ---------  ----------
Net Income.................................  $     162  $    (449) $     433  $    (284) $     (138)
                                             =========  =========  =========  =========  ==========

Per Common Share (1):
Basic......................................  $    0.06  $   (0.16) $    0.15  $   (0.10) $    (0.05)
Diluted....................................  $    0.06  $   (0.16) $    0.15  $   (0.10) $    (0.05)

Closing Market Price (2)
High.......................................  $   6.688  $   4.625  $   3.125  $   2.500  $    6.688
Low........................................  $   4.000  $   2.625  $   2.375  $   1.875  $    1.875

1998                                                                Quarter
---------------------------------------------------------------------------------------------------
                                                1st        2nd        3rd        4th     Total Year
Revenues...................................  $  20,700  $  22,199  $  27,431  $  24,921   $  95,251
Gross Profit...............................      5,546      5,364      7,165      7,106      25,181
                                             ---------  ---------  ---------  ---------  ----------
Net Income.................................  $     158  $     164  $     555  $     194   $   1,071
                                             =========  =========  =========  =========  ==========

Per Common Share (1):
Basic......................................  $    0.06  $    0.06  $    0.20  $    0.07   $    0.38
Diluted....................................  $    0.06  $    0.06  $    0.19  $    0.07   $    0.37

Closing Market Price (2)
High.......................................  $   2.750  $   4.688  $   6.375  $   8.938   $   8.938
Low........................................  $   1.625  $   2.500  $   3.750  $   4.750   $   1.625

------------------------

(1) Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(2) The Company's common stock is traded on the American Stock Exchange under the ticker symbol "MTI".

-------------------------------------------------------------------------------
NOTE 15--FIVE YEAR FINANCIAL SUMMARY

                                                                     Years Ended ($Millions)
                                            July 31, 1999  July 31, 1998  July 31, 1997  July 31, 1996  July 31, 1995
                                            -------------  -------------  -------------  -------------  -------------
Operations:
  Revenues................................   $    107.3      $    95.3      $    88.7     $    168.1     $    191.5
  Gross profits...........................         25.7           25.2           24.8           37.6           52.7
    as a percent of revenues..............         24.0%          26.4%          28.0%          22.4%          27.5%
  Unusual items (inc..) exp...............           --             --           (2.1)           7.0             --
  Operating income (loss).................          1.8            3.3            1.3          (16.4)          (2.5)
    as a percent of revenues..............          1.8%           3.5%           1.5%          -9.8%          -1.3%
  Net income (loss) from
    continuing operations.................         (0.1)           1.1            0.1          (20.2)          (4.2)
  Income (loss) from
    discontinued operations...............           --             --             --          (25.3)           8.8
  Net income (loss).......................   $     (0.1)     $     1.1      $     0.1     $    (45.5)     $     4.6
Capital Employed..........................
  Working Capital.........................        (10.9)         (11.2)          (5.9)         (38.9)          61.5
  Total Assets............................         42.2           45.6           44.9           98.0          163.1
  Long-Term Debt..........................          0.6            1.0            3.4            8.5           14.9
  Shareholder's Equity....................        (10.2)         (10.1)         (11.9)           2.3           48.3
Per Common Share
  Net income (loss) from
    continuing operations
          Basic...........................   $    (0.05)     $    0.38      $    0.04      $   (7.19)     $   (1.48)
          Diluted.........................   $    (0.05)     $    0.37      $    0.04      $   (7.19)     $   (1.48)
  Market Price - High.....................   $    6.688      $   8.938      $   2.500      $  20.938      $  30.625
        Low...............................   $    1.875      $   1.625      $   0.550      $   4.688      $  20.313
Average number of common shares
  and equivalents (in thousands) (1)
          Basic...........................        2,833          2,823          2,807          2.803          2,808
          Diluted.........................        2,833          2,895          2,811          2,803          2,808
Number of Employees at Year End                     630            671            651          1,121          1,378
                                             ----------      ---------      ---------     ----------     ----------

(1) the weighted average number of common shares and net income per common share have been restated to reflect the effect of the 1 for 2 1/2 share revenue stock split which was approved by the Company's shareholders on May 28, 1997.