Form 10-Q
period 1999-10-30
MULTIGRAPHICS INC
filed 1999-12-03
CIK 2310

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                  October 30, 1999
                          -----------------------------------------------------

Commission file number                      1-683
                      ---------------------------------------------------------

                               Multigraphics, Inc.
-------------------------------------------------------------------------------

Delaware                                               34-0054940
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

431 Lakeview Court Mt. Prospect, IL                              60056
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (847) 375-1700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                             AM International, Inc.
-------------------------------------------------------------------------------
                                  (Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                         No
                     -------------                     -------------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                  Yes      X                         No
                     -------------                     -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        2,848,346 shares of Registrant's
     Common Stock, $.025 par value, were outstanding as of December 1, 1999.

                               MULTIGRAPHICS, INC.

                                      INDEX

PART I -                   FINANCIAL INFORMATION                                          PAGE
                                                                                        --------
         Item 1 -          Condensed Consolidated Statement of Operations
                           for the Three Months Ended October 30, 1999 and
                           October 31, 1998
                           (unaudited)                                                    1

                           Condensed Consolidated Balance Sheet
                           as of October 30, 1999 (unaudited) and
                           July 31, 1999.                                                 2

                           Condensed Consolidated Statement of
                           Cash Flows for the Three Months Ended
                           October 30, 1999 and October 31, 1998
                           (unaudited)                                                    3

                           Notes to Condensed Consolidated Financial
                           Statements (unaudited)                                         4 - 11

         Item 2 -          Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.                          12 - 17

         Item  3 -         Quantitative and Qualitative Disclosures about
                           Market Risk                                                   18

PART II                    OTHER INFORMATION

         Item 6 -          Exhibits

           PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               MULTIGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                      ---------------------------------------------
                                                        OCTOBER 30, 1999         OCTOBER 31, 1998
                                                      --------------------     -------------------
REVENUES
   Machines and Supplies                                    $      15,046            $      15,626
   Services                                                         9,194                   10,043
                                                      --------------------    ---------------------
           TOTAL REVENUES                                          24,240                   25,669
                                                      --------------------    ---------------------
COST OF SALES
   Machines and Supplies                                           12,250                   12,398
   Services                                                         6,676                    6,404
                                                      --------------------    ---------------------
           TOTAL COST OF SALES                                     18,926                   18,802
                                                      --------------------    ---------------------
GROSS MARGIN                                                        5,314                    6,867
OPERATING EXPENSES
     Selling, general and administrative                            4,868                    6,085
     Miscellaneous (income) expense                                    (3)                      24
                                                      --------------------    ---------------------
       TOTAL OPERATING EXPENSES                                     4,865                    6,109
OPERATING INCOME                                                      449                      758
Non-operating income (expense):
     Interest income                                                    2                       20
     Interest (expense)                                              (478)                    (495)
     Transaction (expense)                                           (650)                       -
     Goodwill Amortization                                            (32)                     (21)
                                                      --------------------    ---------------------
Income (loss)                                                        (709)                     262
Income tax expense                                                      -                      100
                                                      --------------------    ---------------------
NET INCOME (LOSS)                                           $       (709)             $        162
                                                      ====================    =====================

PER SHARE OF COMMON STOCK:
 BASIC:
            Net income (loss)                              $       (0.25)            $        0.06
                                                      ====================    =====================
 DILUTED:
            Net income (loss)                              $       (0.25)            $        0.06
                                                      ====================    =====================

Weighted average shares of common stock and
  common stock equivalents outstanding (in
  thousands)
                            Basic                            2,848                   2,830
                                                      ====================    =====================

                            Diluted                          2,848                   2,928
                                                      ====================    =====================

THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               MULTIGRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   (UNUAUDITED)
                                                                                    OCTOBER 30,            JULY 31,
                                                                                       1999                  1999
                                                                                 ----------------      ----------------
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                          $   1,259             $   1,538
    Accounts receivable, net                                                              11,545                15,890
    Inventories, net                                                                      10,523                10,947
    Prepaid expenses and other assets                                                        535                   582
                                                                                 ----------------      ----------------
TOTAL CURRENT ASSETS                                                                      23,862                28,957

Property, plant and equipment, net                                                         7,877                 8,353
Goodwill                                                                                   3,907                 3,939
Other assets, net                                                                            883                   961
                                                                                 ----------------      ----------------
     TOTAL ASSETS                                                                     $   36,529            $   42,210
                                                                                 ================      ================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current maturities of long-term debt                     $   9,007            $   11,294
    Accounts payable                                                                       8,338                10,947
    Service contract deferred income                                                      10,355                10,725
    Payroll related expenses                                                               4,560                 4,077
    Other current liabilities                                                              3,044                 2,792
                                                                                 ----------------      ----------------
TOTAL CURRENT LIABILITIES                                                                 35,304                39,835

Post-retirement benefit obligations                                                        7,701                 7,886
Long-term debt                                                                               517                   591
Other long-term liabilities                                                                3,959                 4,141
                                                                                 ----------------      ----------------
     TOTAL LIABILITIES                                                                    47,481                52,453

SHAREHOLDERS' EQUITY:
    Preferred stock, 0.5 million shares authorized; no shares issued                           -                     -
    Common stock, $.025 par value; 9.5 million shares authorized; 2,848,346 issued as of October 30, 1999 and 2,833,322 issued
         as of July 31, 1999                                                                  70                    70
   Capital in excess of par value                                                         22,886                22,886
   Accumulated earnings (deficit)                                                        (33,908)              (33,199)
                                                                                 ----------------      ----------------
     TOTAL SHAREHOLDERS' EQUITY                                                          (10,952)              (10,243)
                                                                                 ----------------      ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $   36,529            $   42,210
                                                                                 ================      ================

THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               MULTIGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                           -------------------------------------------
                                                             OCTOBER 30, 1999       OCTOBER 31, 1998
                                                           -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                 $     (709)            $      162
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOW
  FROM OPERATING ACTIVITIES:
  Depreciation of property, plant and equipment                          476                    457
  Amortization of goodwill                                                32                     21
  Benefit from operating loss carryforwards                                -                    100
  Change in assets and liabilities:
   Accounts receivable, net                                            4,345                  1,740
   Inventory, net                                                        424                 (1,167)
   Prepaid expenses and other assets                                      47                    148
   Accounts payable                                                   (2,609)                 1,070
   Deferred service revenue                                             (370)                  (834)
   Other current liabilities                                             735                    (54)
   Other, net                                                           (269)                (1,022)
                                                                  ----------             ----------
CASH FLOW FROM OPERATING ACTIVITIES                                    2,102                    621
                                                                  ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition Activities                                                   -                   (167)
  Capital expenditures                                                     -                   (188)
                                                                  ----------             ----------
CASH FLOW FROM INVESTING ACTIVITIES                                        -                   (355)
                                                                  ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under revolving
         credit facilities                                            (4,197)                   960
  Subordinated debt borrowings                                         2,000                      -
  Payment of Bankruptcy Claims                                           (27)                (1,094)
  Payments under capital lease
        arrangements                                                    (157)                  (100)
                                                                  ----------             ----------
CASH FLOW FROM FINANCING ACTIVITIES                                   (2,381)                  (234)
                                                                  ----------             ----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                      (279)                    32
Cash and cash equivalents at beginning of period                       1,538                  2,869
                                                                  ----------             ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    1,259             $    2,901
                                                                  ==========             ==========


THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               MULTIGRAPHICS, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a recurring nature, necessary for fair presentation. The accompanying Condensed Consolidated Financial Statements and the related notes should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

NOTE 2 - PLAN OF MERGER AND BUSINESS RISKS

PLAN OF MERGER
On October 1, 1999, the Company announced that it entered into an Agreement and Plan of Merger with Paragon Corporate Holdings, Inc. ("Paragon") providing for Paragon to acquire the Company for $1.25 in cash per share of common stock. Paragon will also assume the outstanding debt of the Company. Concurrently with executing the merger agreement, the Company entered into a credit facility with Paragon pursuant to which Paragon advanced the Company $2 million on a secured basis and subordinated to the Company's primary lender as discussed in Note 4. The board of directors of each company have approved the transaction. Paragon is the parent company of AB Dick Company, a manufacturer and worldwide supplier to the graphic arts industry.

The merger transaction will be accounted for as a purchase and is anticipated to close in January 2000. The merger is subject to approval of the holders of at least a majority of our outstanding shares of common stock, expiration of the Hart-Scott-Rodino antitrust review period and other customary conditions. Under the merger agreement, Paragon may receive a termination fee under certain circumstances. There can be no assurance that the merger agreement will result in a transaction.

Lion Advisors, L.P. and AIF II, L.P., which beneficially own approximately 35 percent of the outstanding shares of Multigraphics, have agreed with Paragon to support the transaction and to vote for approval of the merger agreement and have granted an option to Paragon to purchase their shares under certain circumstances.

BUSINESS RISKS
During the Company's fourth fiscal quarter ended July 31, 1999 and the first two months of the current year first quarter, the Company continued to experience difficulty meeting its liquidity requirements due primarily to lower than expected sales, demands to settle non-operating obligations and decreases in its borrowing base. This liquidity difficulty forced the Company to reduce inventory and delay payments to vendors and suppliers, which led some vendors to delay or cancel shipment of product, resulting in lower sales levels and profitability.

As of July 31, 1999 and throughout the first two months of the current year first quarter, over 50 percent of the Company's trade accounts payable were past their due date. In light of these events, the Company's primary lender in August 1999 advised the Company that it needed to protect its collateral base and, absent an immediate plan or transaction which would infuse significant additional liquidity into the Company, it would invoke a material adverse change clause and thereby would commence reducing the lending advance rates as well as increasing the interest rate on borrowings. This action by the lender would have worsened the Company's already tenuous liquidity situation and possibly force the Company into bankruptcy.

The $2 million loan from Paragon was used by the Company to pay down a large portion of the past due trade accounts payable and to pay merger transaction costs. As of October 30, 1999, approximately 20 percent of the Company's trade accounts payable were past their due date, most of which were less than 30 days past due. The Company's ability to meet its liquidity requirements through the completion date of the merger transaction is largely dependent on sustained levels of billings to customers which generate borrowing base liquidity. Variations in market demand, competitive pressures or purchase mix, cash required for non-operating obligations, the willingness of vendors to extend trade credit and the timing of revenues and costs could have a negative impact on the Company's liquidity and credit facilities. In light of this the Company is continuing to implement cost reduction programs to minimize the uses of cash. The Company believes that its current projections of future billings, the continued positive results of identified cost reduction programs, and the continued extension of credit by the Company's trade vendors and primary lender will provide the Company with capital resources and liquidity sufficient to finance its current operations and fund non-operating obligations as they come due through the date of the proposed merger anticipated to close in January 2000, however, there can be no assurance that such will be the case.

The Company's current financial condition and uncertainties as described above raise doubt about the Company's ability to continue as a going concern absent the merger transaction. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - ACQUISITIONS

In December 1997 the Company purchased all of the outstanding shares of Publishing Solutions Inc., and acquired the operating assets of Hanley Graphic Products Company. Publishing Solutions provides its customers in northeast and central Ohio with equipment and systems integration solutions utilizing digital technologies for design, pre-press, imaging, and interactive media applications. Hanley Graphic Products Company is a regional dealer of graphic arts equipment and supplies serving customers in Northern Illinois. In June 1998 the Company acquired the business and certain assets of Progressive Lithoplate and Supply Company, a regional graphic arts dealer serving customers in Northern Illinois. In September 1998, the

Company acquired the business and certain assets of Austin, Texas based Texas Prepress Systems, Inc., a regional prepress systems integrator.

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

                                                                 Three Months Ended
                                              -----------------------------------------------------------
                                                October 30,          October 31,          November 1,
                                                    1999                 1998                 1997
                                              -----------------    -----------------    -----------------
Revenues                                             $  24,240            $  25,879             $ 28,464
Net Income (loss)                                    $   (709)            $     165             $    233

Earnings (loss) per share:
     Basic                                           $  (0.25)             $   0.06             $   0.08
     Diluted                                         $  (0.25)             $   0.06             $   0.08

NOTE 4 - BORROWING ARRANGEMENTS

The Company's short and long-term borrowings are comprised of the following:

                                                       OCTOBER 30, 1999             JULY 31, 1999
                                                       ----------------            ---------------
   Revolving Credit Facility                                  $  5,626                   $  9,823
   Subordinated Debt                                             2,000                          0
   General Unsecured Claims & Priority Tax Claims                  874                        881
   Capital Leases                                                1,024                      1,181
                                                       ----------------            ---------------
                      Total                                   $  9,524                   $ 11,885
                                                       ================            ===============

Classified in the Consolidated Balance Sheet as follows:
   Short-term                                                 $  9,007                   $ 11,294
   Long-term                                                       517                        591
                                                       ----------------            ---------------
                      Total                                   $  9,524                   $ 11,885
                                                       ================            ===============

In May 1997 the Company entered into a $10,000 three year secured Revolving Credit Facility (subject to borrowing base limitations) with Foothill Capital Corporation ("Foothill"). The Revolving Credit Facility includes a $5,000 sub-facility for the issuance of letters of credit. As security for utilization of the Revolving Credit Facility, the Company granted a security interest and general lien upon all of its assets. On February 19, 1998 the Revolving Credit Facility was amended and restated ("the Amendment") to add the Company's wholly owned subsidiary, Publishing Solutions Inc., as a co-borrower under the Facility. The Amendment was made, among other things, to allow the eligible assets of Publishing Solutions Inc. to be included in the Company's borrowing base and to reset the Company's covenant requirements in light of the acquisitions made by the Company during the quarter ended January 31, 1998. On July 30, 1998 the Revolving Credit Facility was amended further to, among other things, (1) grant the Company the ability to increase the Revolving Credit Facility limit in increments of $1,000 up to a maximum limit of $15,000 and, (2) extend the expiration date an additional two years to May 30, 2002 plus an automatic one year extension unless terminated pursuant to the terms of the Revolving Credit Facility. The Revolving Credit Facility limit was increased to $11,000 on July 31, 1998, $12,000 on November 6, 1998 and $13,000 on February
12, 1999. On October 30, 1999, the calculated borrowing base was approximately $9,100. As of October 30, 1999, the Company had borrowings of $5,626 under the Revolving Credit Facility and was utilizing approximately $1,340 of the facility to secure outstanding letters of credit. Interest generally will be charged at a spread of 1% above the reference (i.e. prime) rate of Foothill. As of October 30, 1999 the reference rate was 8.25%. Letter of credit fees are 0.75% per annum plus issuance costs and processing fees. The agreement contains restrictive covenants limiting capital expenditures, restricting the payment of dividends and other payments and providing for quarterly measures of working capital and net worth, among other things. In addition, the agreement limits the Company's ability to borrow or to request letters of credit following a material adverse change as determined by Foothill. As of October 30, 1999, the Company was in compliance with the covenants (as amended and discussed below) of the Revolving Credit Facility.

On October 1, 1999, the Revolving Credit Facility was further amended to, among other things, (1) permit the Company to obtain a $2,000 secured subordinated loan from Paragon, and (2) reset the Company's covenant requirements in light of the Company's impending merger transaction with Paragon Corporate Holdings, Inc. as described in Note 2 "Plan of Merger". On October 1, 1999, the Company borrowed $2,000 on a secured subordinated basis from Paragon. These borrowings are subordinate to the borrowings under the Revolving Credit Facility, incur interest at 10% per annum, and are to be repaid no later than September 30, 2000.

On October 13, 1993 the Company concluded a reorganization when the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (Plan). The Plan provides that holders of allowed general unsecured claims receive cash payments toward satisfaction of the full amount of their claims in equal quarterly payments payable on the last business day of each calendar quarter ending after October 13, 1993 over a five-year period, together with interest at 5% per annum. The final scheduled quarterly payment was made during September 1998. Holders of priority tax claims are paid 10% of the allowed claim together with accrued and unpaid interest at 8% per annum on the then outstanding amount on each anniversary of October 13, 1993 which occurs prior to the sixth anniversary of the date of assessment, and the balances of such claims along with accrued and unpaid interest on the sixth anniversary. For financial reporting purposes interest on general unsecured claims had been imputed at 9% per annum. At October 30, 1999 the Company had $749 of restricted cash, which pertains to the settlement of disputed claims in accordance with the Plan.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company received creditor claims during its bankruptcy proceedings, which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company has filed objections to these disputed claims in the United States Bankruptcy Court in Delaware. As of October 30, 1999 disputed claims amounted to approximately $0.5 million. The disputed claims are primarily comprised of environmental and product liability claims. Although the vast majority of the claims filed in the bankruptcy proceedings have been expunged or resolved within the Company's reserves, a few significant disputed claims remain pending in the bankruptcy proceeding.

In October 1995, a wholly owned subsidiary in the United Kingdom (currently in liquidation) repaid an intercompany loan of approximately $1,000. The liquidator of this subsidiary has asserted that the loan repayment was a preference and should be repaid, together with interest for the benefit of other creditors. The Company has vigorously resisted the liquidator's claim on the basis that the subsidiary was solvent at the time of the loan repayment, it was anticipated that it would remain solvent in the future, and there was no intent to make a preferential payment.

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

NOTE 6 - BALANCE SHEET ACCOUNTS

The components of certain balance sheet accounts are as follows:

                                                                   October 30,         July 31,
                                                                      1999               1999
                                                                 ----------------   ----------------
ACCOUNTS RECEIVABLE:
     Accounts receivable                                                $ 11,942           $ 16,230
     Allowance for doubtful accounts                                       (397)              (340)
                                                                 ----------------   ----------------
          Accounts receivable, net                                      $ 11,545           $ 15,890
                                                                 ================   ================

PROPERTY, PLANT AND EQUIPMENT:
     Machinery and equipment                                            $ 12,535           $ 12,550
     Leasehold improvements                                                3,338              3,338
                                                                 ----------------   ----------------
                                                                          15,873             15,888
     Less accumulated depreciation and amortization                      (7,996)            (7,535)
                                                                 ----------------   ----------------
           Property, plant and equipment, net                           $  7,877           $  8,353
                                                                 ================   ================

GOODWILL:
     Goodwill                                                           $  4,135           $  4,135
     Amortization                                                          (228)              (196)
                                                                 ----------------   ----------------
     Goodwill,  net                                                     $  3,907           $  3,939
                                                                 ================   ================

NOTE 7 - OPERATING SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information," effective July 31, 1999. Adoption of this Statement required the Company to change the disclosure of operating segment information, but did not require significant changes in the way geographic information was disclosed.

The Company is a distributor of an extensive range of equipment and supplies and a service provider to the U.S graphic arts industry. The Company manages two operating segments: Distribution and Service.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1999. The Company evaluates performance based on revenues and direct operating income of the segments and does not include general and administrative costs. The Company accounts for intersegement sales as transfers of inventory.

The business segments have been separated based on specifically identifiable revenues and the direct costs that are attributable to each of the segments.

Information as to the operations of the Company's two operating segments is as follows:

                                                                                  CORPORATE/
                                                      DISTRIBUTION    SERVICE        OTHER        TOTAL
                                                      ------------    -------        -----        -----
THREE MONTHS ENDED OCTOBER 30, 1999:
Revenue                                                    15,046       9,194             -       24,240
Earnings/(loss) from operations                             1,200       1,470        (2,221)         449
Earnings/(loss) before taxes                                1,200       1,470        (3,379)        (709)

THREE MONTHS ENDED OCTOBER 30, 1998:
Revenue                                                    15,626      10,043             -       25,669
Earnings/(loss) from operations                               672       2,792        (2,727)         737
Earnings/(loss) before taxes                                  672       2,792        (3,202)         262

Corporate/Other represents general and administrative costs that are not directly attributable to one of the operating segments. The Company does not allocate assets, capital expenditures, depreciation and interest expense between operating segments.

The Company has some sales outside of the United States through foreign dealers that do not have a material effect on the total revenues from each segment.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion of the results of operations and financial condition presented below should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

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


CONSOLIDATED RESULTS OF OPERATIONS

($ in millions)                                                        THREE MONTHS ENDED
                                                               ---------------------------------
                                                                 OCTOBER 30,         OCTOBER 31,
                                                                    1999                1998
                                                               --------------      -------------
Revenues                                                           $  24.2            $  25.7
Gross Margin                                                           5.3                6.9
Gross Margin %                                                        21.9%              26.8%
Operating Expenses                                                     4.9                6.1
Operating Income                                                       0.4                0.8
Non-operating expenses, net                                            1.2                0.5
Net income (loss) before tax                                          (0.7)               0.3
Net Income (loss)                                                  $  (0.7)           $   0.2


The net loss for the first quarter ended October 30, 1999 was $0.7 million ($0.25 per common share). In the comparable prior year period, the Company had a profit of $0.2 million ($0.06 per common share). The current year net loss includes $0.7 million of merger transaction costs relating to the Company's impending merger as previously announced and discussed below.

First quarter revenues of $24.2 million were $1.4 million below the corresponding prior year period. The decrease in revenues was largely attributable to lower supplies sales and service revenues. The sales declines were due to, among other factors, a decrease in the Company's traditional installed equipment base and the associated supplies and service revenues created therefrom, discontinued product lines, and impediments created by the Company's liquidity difficulties of the prior year fourth quarter and first two months of the current year first quarter.

Gross margin of $5.3 million in the current quarter decreased by $1.6 million over the prior year comparable quarter due to the decrease in revenues mentioned above coupled with a 20% increase in freight costs caused by an increase in priority shipments to fill backorders during the Company's liquidity crisis. The lower service revenues, which fall largely to the margin line without corresponding cost reductions, and the higher freight costs resulted in a 4.9 percentage point decrease in the gross margin rate.

Selling, general and administrative expenses in the first quarter of $4.9 million decreased by $1.2 million over the prior year period due to the Company's continued efforts to reduce costs through actions to lower headcount, facility and other general and administrative costs, while improving operational efficiency. As a result of these efforts the relationship of operating expenses to revenues improved to 20.1 % from 23.8 % in the prior year quarter.

Non-operating expenses consist primarily of net interest expense of $0.5 million and merger transaction costs of approximately $0.7 million related to the impending merger mentioned above.

LIQUIDITY AND CAPITAL RESOURCES
(THREE MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998)

During the Company's fiscal quarter ended July 31, 1999, and the first two months of the current year first quarter, the Company continued to experience difficulty in meeting its liquidity requirements due primarily to lower than expected sales, demands to settle non-operating obligations and decreases in its borrowing base. This liquidity difficulty forced the Company to reduce inventory and delay payments to vendors and suppliers, which led some vendors to delay or cancel shipment of product, resulting in lower sales levels and profitability. As of July 31, 1999 and throughout the first two months of the current year first quarter, over 50% of the Company's trade accounts payable were past their due date. In light of these events, Multigraphics' primary lender in August 1999 advised Multigraphics that it needed to protect its collateral base and, absent an immediate plan or transaction which would infuse significant additional liquidity into Multigraphics, it would invoke a material adverse change clause and thereby would commence reducing the lending advance rates as well as increasing the interest rate on borrowings. This action by the lender would have worsened the Company's already tenuous liquidity situation and possibly force Multigraphics into bankruptcy.

On October 1, 1999, the Company announced that it entered into an Agreement and Plan of Merger with Paragon Corporate Holdings, Inc. ("Paragon") providing for Paragon to acquire the Company for $1.25 in cash per share of common stock. Paragon will also assume the outstanding debt of the Company. Concurrently, with executing the merger agreement, the Company entered into a credit agreement with Paragon pursuant to which Paragon advanced the Company $2 million on a secured basis and subordinated to the Company's primary lender as discussed in Note 4 to the Notes to the Consolidated Financial Statements included herein. The board of directors of each company have approved the transaction. Paragon is the parent company of AB Dick Company, a manufacturer and worldwide supplier to the graphic arts industry.

On October 1, 1999 the Company's credit agreement with its primary lender was amended to, among other things, (1) permit the Company to obtain the $2 million secured subordinated loan from Paragon and (2) reset the Company's covenant requirements in light of the impending merger transaction. On October 1, 1999, the Company borrowed $2 million on a secured subordinated basis from Paragon. These borrowings are subordinate to the borrowings under the credit agreement with our primary lender, incur interest at 10% per annum, and are to be repaid no later than September 30, 2000. As of October 30, 1999, the Company was in compliance with the covenants of the credit agreement.

The $2 million loan from Paragon was used by the Company to pay down a large portion of the past due trade accounts payable and to pay merger transaction costs. As of October 30, 1999, approximately 20 percent of the Company's trade accounts payable were past their due date, most of which were less than 30 days past due. The Company's ability to meets its liquidity requirements through the completion date of the merger transaction is largely dependent on sustained levels of billings to customers which generate borrowing base liquidity. Variations in market demand, competitive pressures or purchase mix, cash required for non-operating obligations, the willingness of vendors to extend credit and the timing of revenues and costs could have a negative impact on the Company's liquidity and credit facilities. In light of this, the Company is continuing to implement cost reduction programs to minimize the uses of cash. The Company believes its current projection of future billings, the continued positive results of identified cost reduction programs, and the continued extension of credit by the Company's trade vendors and primary lender will provide it with capital resources and liquidity sufficient to finance its current operations and fund non-operating obligations as they come due through the date of the proposed merger anticipated to close in January 2000, however, there can be no assurance that such will be the case.

The merger transaction will be accounted for as a purchase and is anticipated to close in January 2000. The merger is subject to approval of the holders of at least a majority of the outstanding shares of common stock, expiration of the Hart-Scott-Rodino antitrust review period and other customary conditions. Under the merger agreement, Paragon may receive a termination fee under certain circumstances. There can be no assurance that the merger agreement will result in a transaction. Lion Advisors, L.P. and AIF II, L.P. which beneficially own approximately 35% of the outstanding shares of Multigraphics, have agreed with Paragon to support the transaction and to vote for approval of the merger agreement and have granted an option to Paragon to purchase their shares under certain circumstances.

The Company's current financial condition and uncertainties as described above raise substantial doubt about its ability to continue as a going concern absent the merger transaction. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company's cash balances at October 30, 1999 were $1.3 million, a decrease of $0.3 million from July 31, 1999. Although cash decreased during the quarter, debt decreased by $2.4 million as a $4.2 million decrease in revolving credit facility borrowings were partially offset by the $2.0 million subordinated loan from Paragon discussed above.

OPERATING ACTIVITIES. The Company had a $2.1 million cash inflow from operating activities during the quarter as compared to a cash inflow of $0.6 million in the prior year comparable period. In the current year, the Company had a net loss of $0.7 million, which included $0.7 million of merger transaction costs, compared to net income of $0.2 million in the prior year quarter.

Accounts receivable decreased by $4.3 million in the first quarter ended October 30, 1999 and $1.7 million in the comparable period ended October 31, 1998 resulting from collection of the relatively high outstanding balances which exist at the inception of each fiscal year. The current year decrease was larger than the prior year decrease due to improved collection rates in the current year quarter. Depreciation expense was approximately $0.5 million in both the current and prior year periods. Inventory decreased in the current quarter by $0.4 million compared to an increase of $1.2 million in the comparable prior year period which was due primarily to higher stocking levels of machines and supplies to support the Company's digital product offering. In the quarter ended October 30, 1999, the $2.0 million subordinated loan from Paragon largely funded a $2.6 million decrease in accounts payable which were greater than 50% past due at the end of the prior fiscal year due to the Company's liquidity difficulties. During the prior year quarter, accounts payable increased by $1.1 million due primarily to the higher inventory levels discussed above.

INVESTING ACTIVITIES. No cash was expended for investing activities during the current quarter. During the comparable prior year period, $0.2 million was spent on both acquisition activities and capital expenditures.

FINANCING ACTIVITIES. During the first quarter ended October 30, 1999, the Company borrowed $2.0 million under its subordinated debt agreement with Paragon. During this period net borrowings under the Company's revolving credit facility decreased by $4.2 million largely as a result of the operating and financing activities discussed above. In the comparable prior year first quarter, the Company issued $1.1 million in payments of general unsecured bankruptcy claims, which included the final scheduled quarterly payment.

YEAR 2000 DISCLOSURE

The Company's information systems have required certain modifications to enable them to be able to process information without regard to whether the date occurs prior to or after the year 2000. Currently, all systems will properly identify a year that begins with "20" instead of the familiar "19". The Company's information systems are relatively new, and its recent systems implementation in the Fall of 1997 achieved near compliance in the Company's operating systems and full compliance in its host hardware. As of March 1999, the Company attained full compliance in both the ERP systems and host hardware. The Company expended approximately

$0.3 million in the prior fiscal year to attain compliance and does not anticipate any further expenditures on any "Year 2000" issues.

The Company also completed a comprehensive review of its other equipment and operating systems, and contacted its significant vendors and service providers to assess the possible impact on the Company of such third parties' failure to address Year 2000 issues. Although the Company cannot verify the results of its inquiries of third parties, it has not received any information to date (other than as discussed below) that would lead it to believe that there will be material problems in obtaining products, supplies and services from its third party service providers and vendors. The Company's largest vendor has recently converted to a new computer system and as a result of conversion issues, the Company has experienced delays in receiving product from this vendor. To date, it has not had a material effect on the business. The vendor is working to resolve its issues and, where possible, the Company is substituting similar products from other vendors. We are unable to determine at this time the resulting impact, if any, on the operations of the Company. Nevertheless, any significant or prolonged interruption in the supply of essential services or products could adversely affect the Company's revenues and financial results. Similarly, problems with any significant portion of the Company's 20,000 customers in processing and paying invoices from the Company could result in cash flow shortages and liquidity problems.

The Company has undertaken a number of steps to address potential Year 2000 problems. The systems issues and supplier surveys described above are a part of those efforts. If at any time the Company identifies potential problems with a service provider or other vendor, it will attempt to obtain services and products from other sources. The Company has available to it a broad range of products, however, and does not believe serious shortages will materialize. Although the Company has completed and tested its systems capabilities in advance of the year 2000, the Company is prepared to operate without significant portions of its information systems, just as it currently operates when portions of the systems are out of service for repairs or upgrades. Customer service representatives are trained to take orders without access to the information systems, purchasing representatives are trained to purchase parts without access to the information systems, and the Company's finance department is preparing to invoice and bill customers without access to the information systems, if necessary. The Company is unable to anticipate whether significant customers or significant numbers of its customers will have difficulty processing and paying its invoices. Moreover, the Company cannot predict or address all possible problems which may be associated with Year 2000 issues.

FORWARD LOOKING STATEMENTS

This document contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions and the Company's merger agreement with Paragon. These statements are highly dependent upon a variety of important factors that could cause such results or events to differ materially from those expressed or implied in these statements. These factors include, but are not limited to, changing market conditions, the Company's ability to complete the proposed merger with Paragon, the availability and cost of products, maintenance of principal vendor relations, the impact of competitive products and pricing, the continued availability of sources of financing and other risks detailed herein and from time-to-time in the Company's Securities and Exchange Commission filings. There can be no assurance that the Company has accurately identified and properly weighed all of the factors that affect market conditions and demand for the Company's products and services, that the public information on which the Company has relied is accurate or complete or that the Company's analysis of the market and demand for its products and services is correct and, as a result, that the strategies based on such analysis will be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

The Company is exposed to market risk related to change in interest rates. At October 30, 1999, the Company had approximately $5.6 million of debt outstanding on a revolving credit facility with floating interest rates tied to the prime rate. If this rate was to increase 10 percent, the increase in interest payments would not have a material impact on the Company's net income or cash flows. In addition, the Company has fixed rate financing arrangements under subordinated debt and capital lease obligations in the amount of $3.0 million. A 10 percent change in interest rates would not have a material impact on the fair market value of this debt.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

         27       Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MULTIGRAPHICS, INC.

Date:    December 3, 1999             /s/ Gregory T. Knipp
         ----------------             -----------------------------------
                                      Gregory T. Knipp
                                      Vice President and Chief Financial Officer
                                      (authorized officer and principal
                                      accounting officer)